Form 10QSB
period 2006-06-30
Ethanol Grain Processors, LLC
filed 2006-08-14
CIK 1348153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission file number 333-130815

Ethanol Grain Processors, LLC

(Exact name of small business issuer as specified in its charter)

Tennessee	20-1834045
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1918 McDonald Road
Rives, Tennessee  38253

(Address of principal executive offices)

(731) 536-1286

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes       ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes       ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of August 4, 2006, there were 4,261,692 capital units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes       ☒  No

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ETHANOL GRAIN PROCESSORS, LLC

(A Development Stage Company)

Condensed Balance Sheet

June 30,
2006
(Unaudited)
ASSETS
Current Assets
Cash	$80,965
Grant receivable	38,437
Prepaid expenses	56,640
Total current assets	176,042

Property and Equipment
Administration building	18,993
Office equipment	37,144
Vehicles	21,941
78,078
Less accumulated depreciation	(14,279)
Net property and equipment	63,799

Other Assets
Debt discount	17,500
Deferred offering costs	372,081
Total other assets	389,581

Total Assets	$629,422

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$192,025
Current portion of capital lease obligation	3,297
Total current liabilities	195,322

Capital lease obligation, less current portion	3,261

Commitments and Contingencies

Members’ Equity
Member contributions, 4,261,692 units outstanding at June 30, 2006	1,056,500
Units subscribed	675,000
Options granted in connection with guarantees	210,000
Deficit accumulated during development stage	(1,510,661)
Total members’ equity	430,839

Total Liabilities and Members’ Equity	$629,422

Notes to Financial Statements are an integral part of this Statement.

ETHANOL GRAIN PROCESSORS, LLC

(A Development Stage Company)

Condensed Statement of Operations

	Quarter Ended	Quarter Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	137,171	15,953
Organizational	—	97,365
General and administrative	72,473	104,749
Total	209,644	218,067

Operating Loss	(209,644)	(218,067)

Other Income (Expense)
Interest income	—	1,147
Other income	4,711	10
Interest expense	(52,647)	(62)
Total	(47,936)	1,095

Net Loss	$(257,580)	$(216,972)

Weighted Average Units Outstanding	4,261,692	2,463,356

Net Loss Per Unit	$(0.06)	$(0.09)

Notes to Financial Statements are an integral part of this Statement.

ETHANOL GRAIN PROCESSORS, LLC

(A Development Stage Company)

Condensed Statement of Operations

	Six Months Ended	Six Months Ended	From Inception
	June 30,	June 30,	(October 28, 2004)
	2006	2005	to June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	221,817	40,306	559,612
Organizational	—	117,333	253,579
General and administrative	149,054	193,601	654,795
Total	370,871	351,240	1,467,986

Operating Loss	(370,871)	(351,240)	(1,467,986)

Other Income (Expense)
Grant revenue	150,000	—	150,000
Interest income	—	2,491	2,098
Other income	4,711	10	4,721
Interest expense	(105,350)	(62)	(199,494)
Total	49,361	2,439	(42,675)

Net Loss	$(321,510)	$(348,801)	$(1,510,661)

Weighted Average Units Outstanding	4,261,692	2,204,006	2,763,491

Net Loss Per Unit	$(0.08)	$(0.16)	$(0.55)

Notes to Financial Statements are an integral part of this Statement.

ETHANOL GRAIN PROCESSORS, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

	Six Months Ended	Six Months Ended	From Inception
	June 30,	June 30,	(October 28, 2004)
	2006	2005	to June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(321,510)	$(348,801)	$(1,510,661)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	6,278	1,628	14,279
Consulting fees exchanged for membership units	—	—	200,000
Deferred offering costs written off for failed offering attempt	—	—	131,835
Grant income	(150,000)	—	(150,000)
Interest for line of credit guarantee	105,000	—	192,500
Interest receivable	—	(889)	—
Grant receivable	(38,437)	—	(38,437)
Change in assets and liabilities
Prepaid expenses	(43,525)	(1,924)	(55,540)
Accounts payable	(33,568)	27,776	61,037
Net cash used in operating activities	(475,762)	(322,210)	(1,154,987)

Cash Flows from Investing Activities
Payment for land options	—	—	(1,100)
Capital expenditures	(820)	(66,069)	(67,311)
Net cash used in investing activities	(820)	(66,069)	(68,411)

Cash Flows from Financing Activities
Proceeds from grants	150,000	—	150,000
Payments on line of credit, net	(50,485)	—	—
Member contributions	—	—	237,000
Collection of units subscribed	485,000	458,338	1,440,000
Payments for rescinded and retired units	—	—	(145,500)
Payments for deferred offering costs	(130,086)	(28,816)	(372,928)
Principal payments on capital lease obligation	(1,544)	(1,164)	(4,209)
Costs related to seed capital contributions	—	(41,958)	—
Net cash provided by financing activities	452,885	386,400	1,304,363

Net Increase (Decrease) in Cash	(23,697)	(1,879)	80,965

Cash - Beginning of Period	104,662	408,757	—

Cash - End of Period	$80,965	$406,878	$80,965

Supplemental Disclosure of Noncash Investing Activities and Financing Activities
Capital lease obligation incurred for equipment	$—	$10,767	$10,767
Deferred offering costs included in accounts payable	$130,988	$14,621	$130,988
Equity units exchanged for consulting services	$—	$—	$200,000
Options issued for line of credit guarantee	$—	$—	$210,000

Notes to Financial Statements are an integral part of this Statement.

ETHANOL GRAIN PROCESSORS, LLC

(A Development Stage Company)

Condensed Notes to Financial Statements

June 30, 2006 (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2005, contained in the Company’s initial filing Form SB-2 Registration Statement.

In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

Ethanol Grain Processors, LLC (a development stage Tennessee limited liability company) to be located near Obion, Tennessee was organized to pool investors to build a 100 million gallon natural gas powered ethanol plant.  As of June 30, 2006, the Company is in the development stage with its efforts being principally devoted to organizational and equity raising activities.

Fiscal Reporting Period

The Company had adopted a fiscal year ending December 31 for reporting financial operations.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses.  Estimates and assumptions include deferred offering costs and the fair value of stock-based compensation and debt issuance costs.  Actual results and outcomes may differ from management’s estimates and assumptions.

Cash

The Company maintains its accounts primarily at one financial institution.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Debt Issuance Costs

Debt issuance costs will be amortized over the term of the related debt by use of the effective interest method.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.

During the year ended December 31, 2005, the Company had expensed deferred offering costs of approximately $132,000 in a discontinued attempt to prepare a Registration Statement with the Tennessee Department of Commerce and Insurance Division of Securities to raise $50 million.

Grants

The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

Income Taxes

Ethanol Grain Processors, LLC is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes.  Instead its earnings and losses are included in the income tax returns of its members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

Fair Value of Financial Instruments

The carrying value of cash, receivables and payables approximates their fair value.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

2.  DEVELOPMENT STAGE ENTERPRISE

The Company was formed on October 28, 2004 to have a perpetual life.  The Company was initially capitalized by 4 members who contributed an aggregate of $2,000 for 4,471 units.  In January 2005, the Company issued an additional 2,235,350 units valued at $1,000,000 of which 1,710,043 were subscribed in 2004.  In addition, in 2004 one of the founding members of the Company received 223,535 units of membership valued at $100,000, in exchange for various contributions to the Company in efforts to organize and develop the Company.

On March 15, 2006, the Board of Governors approved a 2.23535:1 membership unit split for the issued and outstanding units.  Information pertaining to units and earnings per unit have been restated in the accompanying financial statements and related footnotes to reflect this split.

The Company prepared a Form SB-2 Registration Statement, declared effective June 15, 2006, with the Securities and Exchange Commission (SEC) for a minimum of 25,000,000 membership units up to a maximum of 31,175,000 membership units for sale at $2 per unit with a minimum of 10,000 units per investor.  The offering has been extended to no later than April 30, 2007.  As of August 7, 2006, the Company has received subscriptions for $19,182,000.

Income and losses are allocated to all members based upon their respective percentage of units held. See Note 4 for further discussion of members’ equity.

3.  LINE OF CREDIT

In August 2005, the Company entered into a line of credit agreement with a bank. The Company may draw up to $1,000,000 until expiration in August 2006.  Interest is payable monthly at .65% below Wall Street Journal Prime Rate, 7.6% at June 30, 2006. The agreement is secured by the limited guarantees of each of the eight board of governor members in the amount of $125,000.  As of June 30, 2006, there were no borrowings outstanding on the line of credit.

In exchange for guaranteeing the line of credit agreement, each governor was issued an option to purchase 279,419 membership units at $.45 per unit for a total of 2,235,352 units.  The options vest immediately and expire five years from the date of financial closing.  The fair value of these options in the amount of $210,000 was recorded as a debt discount at August 31, 2005 and will be amortized to interest expense over the term of the guarantee.  The additional interest expense related to this amortization was $52,500 for the quarter ending June 30, 2006.

4.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company is authorized to issue one class of membership units.  The Company may issue a maximum of 250,000,000 membership units.  The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws.  Additional classes of membership interests and units may be created and issued as the board determines necessary.

One of the founding members, the former Chief Executive Officer of the Company, received 223,535 units of membership valued at $100,000 in 2004, in exchange for various contributions to the Company in efforts to organize and develop the Company.  In August 2005, the former Chief Executive Officer resigned from his position and is no longer employed by the Company.  The former Chief Executive Officer sold 67,061 units to another founding member and the Company purchased the remaining 157,592 units which included the initial contribution of $500 at a cost of $70,500.  Based on matters concerning the former Chief Executive Officer, the Company made a rescission offer to its first seed round investors to repurchase their membership interest for the original purchase price plus interest in September 2005. The rescission offer was open for a 30 day period from the date of receipt of the offer of rescission letter dated September 2, 2005.  The rescission period closed with the Company receiving acceptance of the rescission offer from five seed round investors holding 167,651 units with an original purchase price totaling $75,000.  During October 2005, the Company paid $80,600 including approximately $5,600 of accrued interest, to repurchase these units.

In December 2005, the Company received a promissory note from a related party, a member, in exchange for 558,538 units at $.54 per unit for $300,000 of capital.  The promissory note states that the principal balance shall be due and payable in ten, unequal installments, with the first five installments of $5,000 due monthly beginning December 1, 2005 and ending on April 1, 2006, and then five installments of $55,000 due monthly beginning May 1, 2006 and ending on September 1, 2006.  In addition, the entire remaining unpaid principal balance will be due and payable at maturity on September 1, 2006.  At June 30, 2006, payments of $135,000 were received under the promissory note with $165,000 outstanding.

In December 2005, the Company received a promissory note from a related party, the general contractor and a member, in exchange for 1,341,210 units at $.54 per unit for $720,000 of capital.  The promissory note states that the principal balance shall be due and payable in eleven installments.  The first installment of $120,000 is due and payable on December 1, 2005, and thereafter ten equal installments of $60,000 per month, commencing on December 15, 2005 and continuing on the 15th of each month thereafter for a period of ten months, with the final payment of the entire remaining unpaid principal balance due and payable at maturity on September 15, 2006.  At June 30, 2006, payments of $540,000 were received under the promissory note with $180,000 outstanding.

In November 2005, the Company received an additional promissory note from the same general contractor and member discussed above in exchange for 1,250,000 units at $2.00 per unit for $2,500,000 of capital.  The promissory note states that the $50,000 deposit be placed in an escrow account and the principal balance shall be due and payable at financial closing.

5.  GRANTS

In November 2005, the Company received a United States Department of Agriculture Value-Added Producer Grant in the amount of $150,000.  The Company matched the grant funding with an amount equal to $150,000 in compliance with all terms as outlined in the grant agreement.  As of June 30, 2006, the Company has recognized $150,000 as grant revenue with approximately $38,400 recorded as a receivable.

6.  COMMITMENTS AND CONTINGENCIES

Construction

The Company signed a letter of intent with a related party for various design and construction services.  The letter of intent stipulates that the engineer and general contractor will be engaged to construct a 100 million gallon production per year plant for $114 million subject to change based on the Construction Cost Index (CCI), published by Engineering News-Record Magazine, whereby changes in the CCI will correspondingly change the contract price.  The total cost of the project, including start-up expenses, is currently expected to approximate $157 million. The Company currently intends to begin operations in mid 2008.

Consulting contracts

In July 2004, the Company entered into an agreement with an unrelated party for environmental consulting services.  The agreement was amended in April 2005 for additional environmental permitting assistance.  The agreement requires payment on a time and material basis which management estimates to be $107,000. The agreement may be terminated by either party upon 30 days written notice.  As of June 30, 2006, the Company has incurred approximately $45,400 for these services with approximately $4,800 included in accounts payable.

In March 2005, the Company entered into a consulting agreement with an unrelated party for engineering study and design services relating to the railroad spur. The agreement requires payments on a time and material basis for Phase 1, which was completed at a cost of approximately $9,000, while Phase 2 & 3 will be charged at a fixed fee totaling approximately $80,000, which is 3% of the originally estimated track grading and construction costs.  As of June 30, 2006, the Company has incurred approximately $69,100 for these services.

In March 2005, the Company entered into a consulting agreement with an unrelated party for finance assistance and contract negotiation services. The agreement requires a commitment fee of $25,000 along with weekly payments of $1,500 until closing of the equity campaign and a one-time bonus of $125,000 upon closing of the debt financing.  In addition, the Company has agreed to reimburse all reasonable, ordinary and necessary expenses incurred in performance of its duties, up to a maximum of $2,500 per person per week.  The Company may also engage the party to provide other services for a fee of $375 per day.  The agreement can be terminated by the party upon fourteen days prior written notice, but the Company may only terminate the agreement for cause.  As of June 30, 2006, the Company has incurred approximately $67,100 for these services with approximately $2,200 included in accounts payable.

In July 2005, the Company entered into a management consulting agreement with a related party to provide management services in the capacity of the Chief Executive Officer and Chief Financial Officer.  During the term of this agreement, a consulting fee of $1,500 per week is to be paid weekly upon presentation of invoices for services.  In addition, a deferred compensation amount of $125,000 and a bonus of $125,000 shall be due and payable at financial closing of the project, which is defined as when the Company has closed on sufficient debt, equity and other financing to construct the ethanol plant and commence start-up operations with an amount of working capital the Company believes to be reasonable.  If the Company does not reach financial closing, neither the deferred payment nor the one-time bonus payment is due. The agreement is for the period from the effective date of the agreement until the Company hires a permanent Chief Executive Officer.  The Company may terminate the agreement at any time effective immediately, only if the related party is in breach of contract.  The related party may terminate the agreement with a 60-day written notice given to the Company.  Effective July 2005, the Company issued 223,535 membership units valued at $100,000 to the Chief Executive Officer. In November 2005, the deferred compensation and closing bonus amounts were increased to $189,000.

In November 2005, the Company entered into an agreement with an unrelated party for energy management services.  The agreement is for a period from December 1, 2005 until two years after the plant’s completion date and then month-to-month after that.  The agreement requires a monthly payment of approximately $3,900, plus pre-approved travel expenses.  The agreement may be terminated by either party effective after the initial term upon sixty days prior written notice.

Utility contracts

In October 2004, the Company entered into a utility usage agreement with the City of Obion for purchasing water and sewer services for the facility for a period of three years commencing October 1, 2004. The water agreement requires a minimum monthly charge of $5,000 for the first 9,100,000 gallons of raw water usage with $.55 per 1,000 gallons thereafter. The sewer agreement requires payment of $.55 per 1,000 gallons of sewer run-off going through the sewer system. At the end of the agreement, rates are subject to a 10% increase.

In April 2006, the Company entered into a letter of proposal with an unrelated party to provide natural gas required by the Company for the period from November 2007 and for ten years thereafter.  The Company is also required to provide collateral of approximately $169,000 prior to the issuance of the definitive contracts no later than May 31, 2006.  In July 2006, the Company provided a letter of credit for the approximately $169,000 collateral.  See Note 7 below.  If the definitive contracts have not been executed by August 31, 2006, either party may terminate the agreement upon written notice.

Land contracts

In December 2004, the Company entered into a land purchase option with a company owned by several members to purchase any portion of an approximately 390-acre parcel of land in Obion County. The Company estimates that 230 acres will be required for the ethanol plant.  The agreement allows the Company to purchase the land for $5,000 per acre ($1,150,000) and is payable in membership units.  In exchange for the land purchase option, the related company will be the grain merchandiser for the ethanol plant in accordance with the terms of the agreement. In addition, the contract provides for limited use of the rail loop track to be constructed on the property. Subsequent to September 30, 2005, the agreement was amended to incorporate a new termination date of December 31, 2006 unless extended for an additional year by paying an additional $100 option price.  In addition, the purchase price was more clearly defined to be $5,000 per acre payable in membership units in the Company valued at a rate of $2.00 per unit.  The amendment also withdrew the grain merchandiser portion of the agreement and changed the terminology related to the use of the rail loop track to state that the Company must request permission with reasonable notice.  Furthermore, the amendment established a corn purchasing covenant in which the Company will commit to buy a specific number of bushels of fall corn harvest from the related company up to a maximum of ten million bushels annually priced at 12% above the actual cost of local corn at the time of pricing.  The actual number of bushels will be at the related party’s option to be based on the number of bushels the Company will process during a processing year and will be set on or before August 15th of each harvest year.  Consideration totaling $100 was paid for the option under the amended agreement.  If exercised, the option consideration will be applied to the purchase price of the land.  Additionally, the Company has agreed that they will not proceed with the development or construction of an ethanol plant other than on the option site.

The Company had entered into three other land purchase option agreements with unrelated individuals for approximately 120-acre parcels of land in Obion County.  The Company does not plan to exercise these options and as of December 31, 2005, expensed the $1,100 paid in consideration for these options.

7.  SUBSEQUENT EVENTS

Letter of credit

In July 2006, the Company took out approximately $169,000 of a letter of credit against their current line of credit discussed in Note 3 above, in favor of its natural gas provider.  The letter of credit will expire in July 2007.

Bank letter of intent

In August 2006, the Company received a proposal letter from a lender outlining the terms of the construction/term loan, revolving term loan and seasonal line of credit for up to $95,000,000 to build a 100 million gallon ethanol plant.  The proposal letter states that initially all loans will accrue interest at a variable rate which will be the bank’s base rate plus .25%.  In addition, the proposal requires the Company to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures.  The Company has paid $40,000 in debt financing costs and will be obligated to pay approximately an additional $712,500.

Consulting agreement

In July 2006, the Company entered into an agreement with an unrelated party for geotechnical engineering services.  The agreement is for a lump sum total of $42,000 exclusive of any clearing or access costs that will be charged at cost plus 15 percent.  Either party may terminate the agreement upon written notice to the other party.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

This report contains forward-looking statements involving future events, future business and other conditions, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “should,” “could,” “may,” “future,” “continue,” “potential” or the negatives of these terms or other similar expressions. These statements are based on management’s beliefs and expectations and on information currently available to management.

Forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Important factors that could significantly affect our current plans, anticipated actions and future financial condition and results include, among others, those matters discussed under the heading “Risk Factors” in our Registration Statement on Form SB-2, as amended (SEC Registration No. 333-130815) (the “Registration Statement) and those appearing elsewhere in the Registration Statement and this report. Our actual results or actions may differ materially from those set forth in the forward-looking statements for many reasons, including events that are beyond our control or assumptions not proving to be accurate or reasonable. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. We cannot guarantee our future results, levels of activity, performance or achievements. We are not obligated to update the forward-looking statements contained in this report for any reason.

The following is a discussion of our plans for the project from the date of this report to the start-up of the ethanol plant.  This plan reflects our current thinking and is subject to change as the project progresses.

Overview

Ethanol Grain Processors, LLC is a Tennessee limited liability company. We are a development stage company that intends to build and operate a gas-fired 100 million gallon per year ethanol production facility near Obion, Tennessee. We are currently not an operating business and we have no revenue. We have no substantial assets. To date, our efforts have been devoted principally to developing our planned ethanol project.

We will not begin operations or generate revenue until we complete construction of our proposed ethanol plant, which we anticipate will be mid-2008. Once we begin operations, we expect to generate revenue by selling ethanol and distillers grains. We also intend to sell the raw carbon dioxide gas our plant will produce “over-the-fence” to a processor that constructs a processing plant next to our planned ethanol facility. We intend to produce ethanol from corn by using proven fermentation and distillation processes. We intend to hire Fagen, Inc. to design and construct our ethanol plant and utilize the process design technology of ICM, Inc.

On June 15, 2006, the Registration Statement (Registration No. 333-130815) became effective for the initial public offering of our capital units. We commenced the offering promptly thereafter. Each unit represents an interest in our assets, profits, losses and distributions. We intend to use the proceeds of the offering to pay for a portion of the construction and start-up costs of the planned ethanol plant. The units are being offered at a price of $2.00 per unit. We are offering a minimum of 25,000,000 units ($50,000,000) and a maximum of 31,175,000 units ($62,350,000). Our officers and managers are offering and selling the units without the assistance of an underwriter.

As of August 7, 2006, we had received subscriptions for approximately 9,591,000 units ($19,182,000). Under our subscription procedures, subscribers are required to submit a deposit for 10% of the purchase price, and execute a promissory note for the remaining balance. The notes have no fixed maturity date and the outstanding principal balance may become due at any time, at the Board’s discretion, in one or more installments upon 30 days written notice. The Board has not yet set any due dates for the notes.  Under our prospectus, all subscription payments are to be held in an escrow account until we satisfy a set of specified conditions to breaking escrow. We have not yet met these conditions and therefore have neither completed the sale of any of the units subscribed nor received any offering proceeds.

In the Registration Statement and our related prospectus dated June 15, 2006, we stated that we expected that Ethanol Capital Management, LLC and its affiliates would be subscribing for 20,000,000 capital units in the offering. The Registration Statement also included, as an exhibit, an indication of interest letter under which, subject to applicable state securities laws, we would generally be obligated to accept such a subscription if made in accordance with the terms of the offering within 30 days after the registration statement was declared effective.

As of the date of this report, the subscription described above has not been made. We continue to engage in discussions with Ethanol Capital Management and its affiliates regarding a potential subscription in the offering. However, we currently have no specific expectation as to:

•                  whether or not Ethanol Capital Management or its affiliates will make a subscription in the offering;

•                  if any such subscription is made, what the size of the subscription would be; or

•                  if any such subscription is made, whether or not the subscription would be accepted by us.

Our Business Plan

Over the next few months, we intend to complete the public offering, enter into a design build contract with Fagen, Inc., complete applications, submit applications for the permits we need to commence construction of the ethanol plant, obtain the debt financing required to construct the plant, and continue discussions and negotiations with key vendors (gas, corn and electricity) and marketers (ethanol, distillers grains and carbon dioxide).  We will also seek additional grants to assist us in the development of this project.

We have worked with Fagen to prepare an initial site layout plan. Once we close on our debt and equity financing, we expect to provide Fagen with a notice to proceed to begin construction of the ethanol plant. Our goal is to acquire our proposed site and begin construction in fall 2006. We then expect to spend the following approximately 18 months designing, developing and constructing the ethanol plant. Following completion of the ethanol plant, we expect to reach guaranteed performance criteria and specifications within 30 days.

Site Selection

We believe there is an opportunity for a large-scale gas-fired ethanol plant in northwestern Tennessee.  We believe northwestern Tennessee has access to an adequate supply of local and railed corn, and is served by rail and highway transportation networks, and is in close proximity to the Mississippi River barge and port system.  We believe this transportation infrastructure will provide us access to a number of ethanol and distillers grains markets and terminal locations in the South and Southeast.  We intend to capitalize on these transportation advantages when we sell our ethanol to the Birmingham, AL, Atlanta, GA, Baton Rouge, LA, St. Louis, MO, Memphis and Nashville, TN, and Houston, TX markets.

Site Option Agreement

We have entered into a site purchase option contract with Obion Grain Co., Inc. to purchase a 230-acre green field site near Obion, Tennessee on which to locate our proposed ethanol plant.  The site is located on Canadian National Railroad’s mainline coming south out of Chicago, Illinois. We have completed a Phase I Environmental Site Assessment of the site, which revealed no evidence of on-site or off-site recognized environmental conditions.

The purchase price for the property is $5,000 per acre, or $1,150,000 for all 230 acres.  Under the option contract, we will pay for the property by issuing 575,000 units (valued at $2.00 per unit) to Obion Grain Co. The option contract is set to expire on December 31, 2006, although we may extend the option one additional year for a $100 fee.

Under the option contract, we have agreed that we will not proceed with the development or construction of an ethanol plant in western Tennessee or western Kentucky other than on the option site.  This means that if we are going to build an ethanol plant in the area, it will need to be located on the site covered by the option contract.

We expect that Obion Grain Co. will retain ownership of approximately ten acres of land next to the optioned site, and that Obion Grain Co. may erect and operate a grain elevator on this land. If so, we have agreed to grant Obion Grain Co. permission to enter onto the optioned site and a limited right to use the rail loop track improvements that we intend to construct on the optioned site for purposes of grain elevator operations, so long as that use does not interfere with our ethanol facility operations.  The parties have agreed to review on an annual basis an equitable sharing of maintenance costs of the rail loop track based on Obion Grain Co.’s usage.

Further, under the purchase option contract, we have agreed to the following corn procurement provisions. We will commit to buy a specific number of bushels of Obion Grain Co.’s fall corn harvest up to a base maximum of 10,000,000 bushels annually. The actual number of bushels will be at Obion Grain Co.’s option and will be set on or before August 15 of each harvest year. The committed bushels will be priced at 12% above Obion Grain Co.’s actual cost of local corn at the time of pricing. The cost of delivery shall be borne by Obion Grain Co. and is included in the 12% gross margin; delivery costs to Buyer’s plant are not considered part of the actual cost of corn. We have no obligation to purchase corn under the agreement until we first take delivery of corn for processing at the ethanol facility. The corn purchasing covenants expire upon either party ceasing operations permanently, or by mutual consent.

All committed bushels must be #2 yellow corn and be a commercially acceptable product in accordance with standards and specifications established by us from season to season.  Our established grading standards, premium and discount schedules, and standardized delivery rules and regulations will apply.  All committed bushels bought by us for deferred delivery will be stored by Obion Grain Co. at the published tariff rates, and will be delivered to us at our call.

Site Infrastructure and Improvements

We will need to make improvements to our proposed site and other infrastructure in order to construct and operate the ethanol plant.

Roadway Improvements

In order to obtain our building and operating permits, the State of Tennessee will likely require us to make several roadway improvements for access to the ethanol plant.  These upgrades could consist of installing acceleration lanes, deceleration lanes, and safety lighting.  We are continuing discussions with Obion County, the Town of Obion and the Tennessee Department of Transportation regarding roadway improvements.  We have hired Civil Engineering Solutions LLC to assist us with drawings for proposed road improvements that would provide us access to and from the ethanol plant.  We expect that these improvements will provide us access to Interstate 69 from the ethanol plant.

Rail Access

We will be responsible for rail engineering, siding and tracking on our property off the Canadian National Railroad Company’s mainline rail system.  We intend to construct sufficient tracking on our site to accommodate high volume loading capacity for ethanol and distillers grain, as well as unloading capacity for corn.

Site Grading and Phase I Dirt Work

We expect to be responsible for the site grading and preparation under our design build contract.  We anticipate that our design builder will prepare the plans and specifications for these improvements, assist us with pre-bid procedures, and prepare bid documents.  The identification of contractors will be our responsibility.  We will seek to have our design builder supervise the construction of this work, including soil testing, compaction testing, etc.

Plan of Operations to Plant Start-Up

We have entered into a letter of intent with Fagen, Inc. to develop our project and to design and build our ethanol plant. We have worked with Fagen to prepare an initial site layout plan. We have hired RTP Environmental Associates, Inc. to assist us with environmental permitting matters, The Patterson Group, LLC to provide us our organizational, administrative and financial consulting services, and U.S. Energy Services, Inc. to provide us with consulting and energy management services.

Pending the completion of the public offering, we intend to engage primarily in the following efforts:

•                  Raise the equity that we need for the project;

•                  Obtain the debt financing needed for the project;

•                  Enter into a design-build contract for the design and construction of the ethanol plant that will establish price, schedule and plant performance;

•                  Work with our design build team and permitting and environmental consultants to obtain air, storm water and other permits;

•                  Assist our design build team to proceed with the engineering requirements for our site and the ethanol plant;

•                  Continue discussions with utility service providers for the supply of electricity and natural gas, and with third-party marketers to assist us in marketing and selling our ethanol and distillers grains.

Once we close on our debt and equity financing, we expect to provide Fagen with a notice to proceed to begin construction of the ethanol plant. Our goal is to acquire our proposed site and begin construction in fall 2006. We then expect to spend the following approximately 18 months designing, developing and constructing the ethanol plant. Following completion of the ethanol plant, we expect to reach guaranteed performance criteria and specifications within 30 days.

Employees

We may hire a construction manager to assist us during the construction phase of our operations.  We also intend to hire an operations manager approximately 6-9 months prior to anticipated plant start-up.  Our plan is to hire the remaining members of our management team approximately 3 months prior to anticipated plant start-up, with the remainder of our employees starting 30-60 days before plant start-up.  We intend to hire a plant management team that has demonstrated processing and/or manufacturing facility experience in their respective areas of responsibility.  We expect that on-site training and assistance before and during plant start-up will be part of our design-build contract, as well as continued assistance following when we achieve performance criteria for a period up to 6 months.

Upon completion of the ethanol plant, we expect to have 36-41 employees, of which 25-30 will be in ethanol production operations, and 11 in general management and administration. We will not maintain an internal sales organization, but will instead rely upon third-party buyers and marketers to buy or market the ethanol and distillers grains that we produce. Accordingly, our principal operations will be the general management of our business and the operation of the ethanol plant.  We anticipate that we will need the following personnel to handle these functions:

Position	Number of Employees

General Manager	1
Plant Manager	1
Operations Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Maintenance Supervisor	1
Maintenance Personnel and Technicians	4
Shift Supervisors	4
General Plant Operations Personnel	15-20
Office Staff	4

Total	36-41

Our Financing Plan

We estimate that we will need a total of approximately $157,000,000 to finance our ethanol plant project, including construction of our proposed ethanol plant and funding for start-up operations.  Actual project costs may vary significantly from this estimate due to a variety of factors, including those described under “Risk Factors” in the Registration Statement and elsewhere in the Registration Statement and this report. We intend to use our existing capital together with grant proceeds to pay for the organizational, development and permitting costs we incur prior to completing the public offering. If we complete the offering, we believe we will have sufficient funds to cover our estimated costs through start-up operations. We plan to use the net proceeds from the offering, together with our existing capital, grant proceeds and debt financing to pay for site improvements and utility infrastructure costs, construct the ethanol plant and finance organizational, financing and start-up costs, including our pre-production costs and our initial inventories of corn, chemicals, yeast, denaturant, and ethanol and distillers grains.

Even if we sell the maximum amount offered in the offering, we will not have sufficient capital to pay for all of the construction and start-up costs we expect to incur in connection with our ethanol plant.  We expect to need significant debt financing in order to complete the ethanol plant and therefore our financing plan contemplates substantial leverage. We currently have no financing commitments or proposals from any commercial bank or other source for our debt financing.  However, we will not close on any of the proceeds from the offering until we close on the amount of debt financing which we determine that, when added to our equity and grant proceeds, will be sufficient to construct the ethanol plant and commence start-up operations with a reasonable amount of working capital.  We have assumed that our debt financing will not include subordinated debt.  If subordinated debt financing were required, it will likely increase the total cost of the project.

We have recently accepted a summary of proposed terms from CoBank for the financing of up to $90,000,000 in senior secured debt, consisting of a $60,000,000 term loan and a $30,000,000 revolving term loan. Under the summary, the senior secured debt is to be amortized in equal principal payments over a 10-year period beginning six months following projected start-up, and an additional aggregate $13,000,000 in annual special payments based on our free cash flow.  Subject to approval, an annually renewable seasonal line of credit of up to $5,000,000 will also be made available. Initially, all outstanding balances are to accrue interest at a variable rate equal to CoBank’s base variable rate plus 0.25%, convertible into fixed rate loans at a rate of LIBOR plus 3.15%. These rates may be reduced by 0.25% following plant start-up and completion of the making of the $13,000,000 in annual special payments. Arrangement (origination) fees are to be computed based on 0.75% of all amounts borrowed. Other fees are to include unused commitment fees of 0.50% annually on any unused portion of the revolving term loan and seasonal line of credit commitments, $30,000-$40,000 in annual administration fees, and a 2% penalty if we refinance any commitments prior to the third anniversary of plant start-up. All of these financings are to be subject to various covenants and conditions. The summary of proposed terms is neither a commitment nor a proposal to make a loan, but rather a compilation of parameters for a possible lending transaction. We have prepaid $40,000 towards the anticipated arrangement fees, which will be refunded if CoBank does not ultimately extend a commitment to lend.

We estimate that we will receive approximately $900,000 in total grant proceeds. We have been awarded a $150,000 matching grant from U.S. Department of Agriculture, Rural Development, to assist us with the development and construction of the ethanol plant. We also believe that we will be eligible to receive a $750,000 Tennessee Economic Development Agency grant. We intend to apply for this grant upon completion of the offering. We may also be eligible for other federal or state grants. However, we have not been awarded any additional grants and we cannot assure you that we will receive any additional grant proceeds.

As regards our anticipated sources of project funding, we believe that of the estimated $157,000,000 needed, potential lenders will require that at least approximately 40% of our funding come from equity, grants and, if necessary, subordinated debt.  However, the actual amount of equity required by the lender, the amount of offering proceeds received and grants actually received will affect the amount of debt financing we will need to complete the project. The following table shows our estimated sources of funds from our inception until the ethanol plant is built and we begin operations, both assuming the minimum 25,000,000 units offered are sold and assuming the maximum 31,175,000 units offered are sold. These figures are estimates only and the actual sources of funds may vary significantly from those described below.

Estimated Sources of Funds

	Minimum	Maximum
Equity
Seed capital	$2,076,500	$2,076,500
Prior escrow offering	2,500,000	2,500,000
Public offering	50,000,000	62,350,000
Additional equity – purchase of land(1)	1,150,000	1,150,000
Grants	900,000	900,000
Equity and grants	56,626,500	68,976,500
Debt Financing	100,373,500	88,023,500
Total	$157,000,000	$157,000,000

(1)                       Represents anticipated closing on purchase of land valued at approximately $1,150,000 from Obion Grain Co., Inc. under purchase option contract in exchange for issuance of 575,000 capital units (valued at $2.00 per unit).

The following table shows our estimated uses of funds from our inception until the ethanol plant is built and we begin operations.  These figures are estimates only and the actual uses of funds may vary significantly from those described below. The information is based on the financing plans discussed above.  Further, costs and expenses associated with the ethanol plant could be much higher due to a variety of factors, including those described in “Risk Factors” in the Registration Statement and elsewhere in the Registration Statement and this report.

Estimated Uses of Funds

Plant construction (1)	$111,305,000
Additional grain storage (1)	2,500,000
Grain handling upgrade (1)	540,000
Land	1,150,000
Site development costs (2)	6,230,000
Rail infrastructure	5,873,000
Administrative building	340,000
Office equipment	60,000
Computers, software and network	140,000
Construction insurance costs	125,000
Construction manager fee	100,000
Construction performance bond	425,000
Construction cost escalation for CCI increases to May 2006	2,295,000
Construction contingency(3)	3,281,000
Fire protection and water supply	910,000
Water treatment system	2,000,000
Capitalized interest(4)	1,500,000
Rolling stock	400,000
Financing costs(5)	925,000
Organization costs	2,151,000
Pre-production period costs	750,000
Start up costs:
Working capital	7,950,000
Inventory – corn	2,000,000
Inventory – chemicals and ingredients	500,000
Inventory – work in process – ethanol	2,500,000
Inventory – work in process – distillers grains	550,000
Inventory spare parts – process equipment	500,000
Total	$157,000,000

(1)   Grain storage capacity and associated handling systems for approximately 1,000,000 bushels is included in plant construction.  We have increased our planned capacity to 2,000,000 bushels, resulting in estimated incremental grain storage and handling costs of approximately $2,500,000 and $540,000, respectively.

(2)   Includes site improvements (such as dirt work, soil stabilization and subsurface remediation, highway road safety upgrades and hard surface roads on our site) and site utilities. Excludes land acquisition.

(3)   Includes additional construction cost escalation for estimated CCI adjustments through commencement of plant construction.

(4)   Because we intend to capitalize all of our interest expenses and not make any payments on our debt financing until we begin start-up operations, we estimate that by the time we begin start-up operations, capitalized interest, net of interest income earned on offering proceeds, will total approximately $1,500,000, assuming we borrow $93,000,000.

(5)   We estimate that our financing costs for our debt financing will total approximately $925,000, assuming we borrow $93,000,000.  Financing costs includes lender commitment fees, as well as out-of-pocket expenses such as title insurance, legal fees, appraisal costs and filing fees.

As shown in the above table, we expect to spend the majority of our funds on site preparation and development, design, engineering and construction of the ethanol plant, infrastructure, equipment and construction-related insurance and performance bond. These costs include leveling and grading the site, general site work to prepare for construction of the ethanol plant, preparing and pouring foundations, and material and labor to construct the plant and ancillary facilities.  We will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors.  Based on our letter of intent with Fagen, Inc., we expect that we will be responsible for site preparation and infrastructure costs, and that our design-builder will be responsible for the process design and engineering, construction, equipment purchases and installation.  We expect to be required to make monthly progress payments based on the work completed and invoiced to us by the design-builder.

Development Services Providers

Fagen, Inc.

We have entered into a letter of intent with Fagen, Inc. in connection with the development of our project and the design, construction and operation of the proposed ethanol plant. The letter of intent will terminate on December 31, 2006 unless the basic size and design of the plant have been determined and mutually agreed upon, the specific site has been determined and mutually agreed upon, and at least 10% of the necessary equity has been raised.  In addition, the letter of intent will terminate if we have not secured financing for the proposed plant by December 31, 2007. Under the letter of intent, Fagen will:

•                  Assist us with evaluating organizational options and location of the ethanol plant;

•                  Assist us with business plan development;

•                  Assist us with locating appropriate management;

•                  Assist us with presenting information to prospective investors and lenders relating to the ethanol plant;

•                  Design and build the ethanol plant pursuant to a definitive design-build agreement to be negotiated in good faith for a fixed price of approximately $114.3 million subject to increase based upon changes in the construction cost index.

ICM, Inc.

Under our letter of intent with Fagen, we expect that Fagen will engage ICM, Inc. to provide environmental consulting and engineering services.  ICM is a full-service engineering, manufacturing and merchandising operation.  ICM is the engineering and manufacturing company.  ICM operates out of its manufacturing and office facility near Wichita, Kansas.  Engineering operations consist of consulting, design by Professional Engineers, procurement and project management as well as manufacturing engineering for the company’s distillers grains dryer and ICM/Phoenix Bio-Methanator wastewater treatment product lines.

BioEnergy Capital Consultants, LLC

We have entered into a consulting agreement with BioEnergy Capital Consultants, LLC.  Under our consulting agreement, BioEnergy Capital will:

•                  Assist us with negotiations of contracts with various service and product providers;

•                  Assist us with planning our equity marketing effort, including, without limitation, preparation of written and visual equity marketing materials (including, but not limited to, a power point presentation), and training our officers and governors to conduct our equity marketing effort;

•                  Assist us with securing debt financing for the commencement of construction of the proposed ethanol plant;

•                  Assist us with preparing for our presentations to local lenders including, without limitation, the preparation of a “banker’s book” tailored to the project; and

•                  Perform such other reasonably necessary duties as we may request for the timely and successful securing of debt financing and commencement of construction of the plant, including without limitation, cooperating with our personnel similarly engaged.

In exchange for the above services, we have paid BioEnergy Capital a commitment fee of $25,000.  In addition, we have agreed to pay BioEnergy Capital a fee of $1,500 per week until we close on the amount of equity capital that we need and a one-time bonus of $125,000 when we close on the debt financing that we need.  We have also agreed to reimburse BioEnergy Capital for all reasonable, ordinary and necessary expenses incurred in performance of its duties, up to a maximum of $2,500 per person per week.  We may also engage BioEnergy Capital to provide other services for a fee of $375 per day.  BioEnergy Capital may terminate the agreement with 14 days prior written notice, but we may terminate only upon BioEnergy Capital’s gross negligence or intentional misconduct, activities that constitute a known violation of law or a material breach of the agreement.

The Patterson Group, LLC

We have entered into an agreement with The Patterson Group, LLC and its principal, Mr. James K. Patterson, to provide us financial related and senior management services.  Under the agreement, Mr. Patterson will serve as our Chief Executive Officer and our Chief Financial Officer on a full-time basis and provide us the following services:

•                  Provide active management of the day-to-day activities of our development stage company;

•                  Manage all accounting, payroll, purchasing, cash management, financial planning, budgeting, auditing, tax and financial reporting matters;

•                  All data processing and management reporting; and

•                  Mr. Patterson will work with and report to our treasurer.

We expect Mr. Patterson and The Patterson Group to continue acting as our Chief Executive Officer and our Chief Financial Officer through the completion of the public offering until we hire permanent replacements. In exchange for these services, we issued Mr. Patterson 223,535 capital units, and agreed to pay additional compensation as follows:

•                  A fee of $1,500 per week;

•                  A deferred payment of $189,000 payable upon our closing on financing for the proposed plant; and

•                  A one-time bonus of $189,000 payable upon our closing on financing for the proposed plant.

Neither the deferred payment nor the one-time bonus payment is due if we do not reach closing on our project financing.  If we sell the project to another party before we reach closing on our project financing, that party must assume these payment obligations, proportionately reduced to the extent our members receive less than their aggregate capital contributions as a result of the sale. We also agreed to reimburse Mr. Patterson for reasonable out-of-pocket expenses related to the performance of the services.

Other Consulting Contracts

We have entered into a consulting agreement with Antioch International, Inc. to provide us engineering services relating to our rail tracks. In exchange for these services, we will compensate Antioch International on a time and material and fixed fee basis, which we estimate will total approximately $89,000. Under the agreement, Antioch International will:

•                  Assist us with preparing studies and developing solutions for our rail track requirements;

•                  Assist us with preliminary design of our rail tracks;

•                  Assist us with regulatory requirements relating to the rail tracks;

•                  Prepare designs, schematics and other necessary documentation relating to our rail tracks; and

•                  Assist us with preparing cost estimates.

We have entered into a contract with RTP Environmental Associates, Inc., a consulting firm that provides environmental services to ethanol businesses.  Under the agreement, RTP Environmental Associates will assist us with preliminary site assessments, air and water related permitting requirements for the construction and operation of the ethanol plant, certain construction related permits, and other environmental related matters on an as needed basis.  We will pay RTP Environmental Associates on a time and material basis, which we estimate at approximately $107,000.

We have entered into a contract with U.S. Energy Services, Inc. to provide us with consulting and energy management services. Under the agreement, U.S. Energy Services will assist us with securing supplies of natural gas and electricity, including the construction of a gas pipeline and development of other energy-related infrastructure.  We will pay U.S. Energy Services $3,900 per month for these services, and also reimburse U.S. Energy Services for related out-of-pocket expenses.

We have entered into an agreement with Thomas D. Williamson, DBA Transportation Consultants Co. for the provision of rail transportation consulting work. We will pay an hourly rate for these services along with reimbursement of all reasonable out of pocket expenses. Either party may terminate the agreement upon 30 days written notice.

We have entered into an agreement with Terracon Consultants, Inc., a qualified geotechnical engineering firm, to assist us with soil analysis, complete initial soil borings, soil testing, and compile site reports. We will pay a fixed sum of $43,500 for the scheduled services. Either party may terminate the agreement at any time.

Environmental and Other Regulatory Matters

Before we begin construction, we will be required to obtain various environmental, construction and operating permits, as discussed below.  We anticipate that our design builder will be responsible for the construction permits and registrations, and we will be responsible for obtaining necessary air and water permits and operating permits.  If permitting delays occur, construction of the ethanol plant may be delayed. In addition, permitting and environmental and other regulatory requirements may change in the future. Changes in permitting and regulatory requirements could make compliance more difficult and costly. If we are unable to obtain necessary permits or to comply with the requirements of such permit or any other environmental regulations, our business may be adversely affected and we may not be able to construct or operate our proposed ethanol plant.  The following is a preliminary list of the required federal and state permits we believe we will be required to obtain:

Federal Permits

Clean Air Act Requirements

•                  Prevention of Significant Deterioration (PSD) and Construction Permits

•                  Applicable Federal New Source Performance Standards (NSPS)

•                  Applicable National Emission Standards for Hazardous Air Pollutants (NESHAPS)

•                  Title V Operating Permit of the Clean Air Act Amendments of 1990

•                  Risk Management Plan

•                  OSHA 1910 Process Safety Management (PSM) Plan

Clean Water Act Requirements

•                  National Pollutant Discharge Elimination System (NPDES)

•                  Oil Pollution Prevention and Spill Control Countermeasures

Comprehensive Environmental Response Compensation and Liability Act & Community Right to Know Act (CERCLA/EPCRA) Requirements

•                  Tier II Forms – listing of potentially hazardous chemicals stored on-site

•                  EPCRA Section 313 and 304 and CERCLA Section 103.  These reports track use and release of regulated substances above threshold and/or designated quantities annually.

Alcohol and Tobacco Tax and Trade Bureau

•                  Alcohol Fuel Permit

State Permits and Licenses

•                  Air Quality Permits

•                  Storage Tank Permits

•                  Water Quality Permits

•                  State Liquor License

•                  State Department of Motor Fuels

•                  State Department of Transportation (Highway Access Permit; Possible Easement Rights)

•                  State Department of Health

•                  State Department of Public Service (Boiler License)

•                  State Department of Natural Resources

•                  Water Appropriation Permits

•                  Other waters and wetland considerations

In June 2006, the Tennessee Air Pollution Control Board issued us permits to construct air contaminant sources for the applicable components of the proposed plant. We elected to opt out of the major source operating permit program requirements by agreeing to operate below the major source applicability thresholds. The permits also will serve as temporary operating permits from initial start-up, provided the actual operating permits are applied for within 30 days of initial start-up and any applicable emission standards are met.

Income, Franchise and Excise Taxes

We will be a pass-through entity for federal income tax purposes and therefore will not be subject to federal income taxes.  Tennessee, however, imposes an entity level state franchise/excise tax of 25 cents per $100 of net worth and 6.5% of net earnings.  Depending on our net worth and net earnings, this tax could be in the range of $500,000 to $1,000,000 per year.

Liquidity and Capital Resources

As of June 30, 2006, we had $80,965 in cash and total assets of $629,422. Total assets includes $372,081 of deferred offering costs related to the public offering. Upon the completion of the sale of units in the offering, these costs will be netted against the proceeds received. If the offering is terminated prior to completion, these costs will instead be expensed. As of June 30, 2006, we have raised a net total of $1,731,500 in seed capital, which we have used to fund our organization and operations. As of June 30, 2006, we had total liabilities of $198,583. Since our inception through June 30, 2006, we had an accumulated deficit of $1,510,661. Total members’ equity as of June 30, 2006 was $430,839. Since our inception, we have generated no revenue from operations.

In August 2005, we entered into a line of credit agreement with a bank. We may advance up to $1,000,000 under this line of credit until its expiration in August 2006. The line of credit is secured by the limited guarantees of our eight governors in the amount of $125,000 each. At June 30, 2006, there were no borrowings outstanding under the line of credit. However, in July 2006 we obtained a $169,000 letter of credit under this line of credit agreement in order to secure anticipated future obligations to a third party service provider that we anticipate will be constructing the natural gas delivery infrastructure which will be needed for plant operations.

If we do not have sufficient cash on hand to repay our line of credit upon its expiration, or if we decide to acquire land and begin site work prior to completing the offering, it may be necessary for us to borrow other funds. We currently have no commitment for this financing. If we borrow funds from members or affiliates, including members who are also governors or officers, we may pay interest up to a rate of prime plus 4%.

In order to complete the offering and proceed with our ethanol plant project, we expect to need significant debt financing.  We expect that our debt financing will be in the form of a construction loan that will convert to a permanent loan when we begin operations. We also expect that the loan will be secured by all of our real property and substantially all of our other assets, including receivables and inventories. In addition to repaying the principal, we plan to pay interest on the loan at market rate for loans to start-up ethanol projects, plus annual fees for maintenance and observation of the loan by the lender. We intend to capitalize all of our interest until we commence start-up operation, and do not expect to make any payment on the loan until we construct the ethanol plant and begin producing ethanol. If the project suffers delays, we may not be able to timely repay the loan. If interest rates increase, we will have higher interest payments, which could adversely affect our business.

Item 3.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, James K. Patterson, has evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, Mr. Patterson has concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (Registration No. 333-130815), as amended, for the initial public offering of our capital units effective on June 15, 2006. We commenced the offering promptly thereafter. We registered a total of 31,175,000 capital units with an aggregate gross offering price of $62,350,000, or $2.00 per unit. Our officers and managers are offering and selling the units without the assistance of an underwriter.

As of August 7, 2006, we had received subscriptions for approximately 9,591,000 units ($19,182,000). Under our subscription procedures, subscribers are required to submit a deposit for 10% of the purchase price, and execute a promissory note for the remaining balance. The notes have no fixed maturity date and the outstanding principal balance may become due at any time, at the Board’s discretion, in one or more installments upon 30 days written notice. The Board has not yet set any due dates for the notes.  Under our prospectus, all subscription payments are to be held in an escrow account until we satisfy a set of specified conditions to breaking escrow. We have not yet met these conditions and therefore have neither completed the sale of any of the units subscribed nor received any offering proceeds. We have not closed the subscription period or terminated the offering.

From June 15, 2006 (the effective date of the Registration Statement) to June 30, 2006, we incurred no expenses for our account in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders’ fees, or expenses paid to or for underwriters. Other (and total) expenses incurred during this period for our account in connection with the issuance and distribution of the units were an estimated $45,000. None of these payments were direct or indirect payments to our governors, officers or their associates, persons owning 10% or more of any class of our equity securities or our affiliates.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Securities Holders.

A special meeting of the members was held on June 1, 2006 for the purpose of voting on a set of proposed amendments to our Operating Agreement described in the proxy soliciting materials distributed to the members, including the effecting of a 2.23535-to-1.0 split of our capital units. The proposed amendments were previously approved by our Board of Governors as necessary or advisable in connection with the initial public offering of our capital units. All 1,786,500 units (pre-split) represented at the meeting were voted in favor of the proposed amendments.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Title
31	Certification pursuant to Rule 15d-14(a) under the Exchange Act

32	Certification pursuant to Rule 15d-14(b) under the Exchange Act and 18 U.S.C. § 1350

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHANOL GRAIN PROCESSORS, LLC

By:	/s/ James K. Patterson
James K. Patterson
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Date: August 11, 2006