Form 10QSB
period 2006-09-30
Ethanol Grain Processors, LLC
filed 2006-11-14
CIK 1348153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

☐  Yes       ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of November 10, 2006, there were 4,261,692 capital units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes       ☒  No

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ETHANOL GRAIN PROCESSORS, LLC

(A Development Stage Company)

Condensed Balance Sheet

September 30,
2006
(Unaudited)
ASSETS
Current Assets
Cash	$139,029
Prepaid expenses	43,695
Total current assets	182,724

Property and Equipment
Administration building	18,993
Office equipment	37,144
Vehicles	21,941
78,078
Less accumulated depreciation	(17,498)
Net property and equipment	60,580

Other Assets
Deferred offering costs	441,060
Total other assets	441,060

Total Assets	$684,364

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Line of credit	$100,000
Accounts payable	203,060
Accrued expenses	654
Current portion of capital lease obligation	3,359
Total current liabilities	307,073

Capital lease obligation, less current portion	2,383

Commitments and Contingencies

Members’ Equity
Member contributions, 4,261,692 units outstanding at September 30, 2006	2,076,500
Options granted in connection with guarantees	210,000
Deficit accumulated during development stage	(1,911,592)
Total members’ equity	374,908

Total Liabilities and Members’ Equity	$684,364

Notes to Financial Statements are an integral part of this Statement.

ETHANOL GRAIN PROCESSORS, LLC

(A Development Stage Company)

Condensed Statement of Operations

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	180,059	226,017
Organizational	—	92,803
General and administrative	206,781	106,974
Total	386,840	425,794

Operating Loss	(386,840)	(425,794)

Other Income (Expense)
Interest income	—	(393)
Other income	4,440	—
Interest expense	(18,532)	(40,776)
Total	(14,092)	(41,169)

Net Loss	$(400,932)	$(466,963)

Weighted Average Units Outstanding	4,261,692	2,545,359

Net Loss Per Unit	$(0.09)	$(0.18)

Notes to Financial Statements are an integral part of this Statement.

ETHANOL GRAIN PROCESSORS, LLC

(A Development Stage Company)

Condensed Statement of Operations

	Nine Months Ended	Nine Months Ended	From Inception
	September 30,	September 30,	(October 28, 2004)
	2006	2005	to September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	401,876	266,323	739,671
Organizational	—	210,136	253,579
General and administrative	355,835	300,575	861,576
Total	757,711	777,034	1,854,826

Operating Loss	(757,711)	(777,034)	(1,854,826)

Other Income (Expense)
Grant revenue	150,000	—	150,000
Interest income	—	2,098	2,098
Other income	9,152	10	9,162
Interest expense	(123,882)	(40,838)	(218,026)
Total	35,270	(38,730)	(56,766)

Net Loss	$(722,441)	$(815,764)	$(1,911,592)

Weighted Average Units Outstanding	4,261,692	2,319,041	2,959,836

Net Loss Per Unit	$(0.17)	$(0.35)	$(0.65)

Notes to Financial Statements are an integral part of this Statement.

ETHANOL GRAIN PROCESSORS, LLC

(A Development Stage Company)

Condensed Statement of Cash Flows

	Nine Months Ended	Nine Months Ended	From Inception
	September 30,	September 30,	(October 28, 2004)
	2006	2005	to September 30,2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(722,441)	$(815,764)	$(1,911,592)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	9,497	4,824	17,498
Consulting fees exchanged for membership units	—	—	200,000
Deferred offering costs written off for failed offering attempt	—	15,558	131,835
Grant income	(150,000)	—	(150,000)
Interest for line of credit guarantee	122,500	35,000	210,000
Change in assets and liabilities:
Prepaid expenses	(30,580)	(1,363)	(42,595)
Accounts payable	108,455	23,119	203,060
Accrued expenses	654	—	654
Net cash used in operating activities	(661,915)	(738,626)	(1,341,140)

Cash Flows from Investing Activities
Payment for land options	—	—	(1,100)
Capital expenditures	(820)	(66,491)	(67,311)
Net cash used in investing activities	(820)	(66,491)	(68,411)

Cash Flows from Financing Activities
Proceeds from grants	150,000	—	150,000
Payments on line of credit, net	(50,485)	—	—
Proceeds from line of credit	100,000	—	100,000
Member contributions	—	—	237,000
Collection of units subscribed	830,000	466,167	1,785,000
Equity refund payable	—	80,601	—
Payments for rescinded and retired units	—	—	(145,500)
Payments for deferred offering costs	(330,053)	—	(572,895)
Principal payments on capital lease obligation	(2,360)	(1,908)	(5,025)
Net cash provided by financing activities	697,102	544,860	1,548,580

Net Increase (Decrease) in Cash	34,367	(260,257)	139,029

Cash—Beginning of Period	104,662	408,757	—

Cash—End of Period	$139,029	$148,500	$139,029

Supplemental Disclosure of Noncash Investing Activities and Financing Activities
Capital lease obligation incurred for equipment	$—	$10,767	$10,767
Equity units exchanged for consulting services	$—	$—	$200,000
Options issued for line of credit guarantee	$—	$210,000	$210,000

Notes to Financial Statements are an integral part of this Statement.

ETHANOL GRAIN PROCESSORS, LLC

(A Development Stage Company)

Condensed Notes to Financial Statements

September 30, 2006 (Unaudited)

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

Nature of Business

Ethanol Grain Processors, LLC (a development stage Tennessee limited liability company) to be located near Obion, Tennessee was organized to pool investors to build a 100 million gallon natural gas powered ethanol plant.  As of September 30, 2006, the Company is in the development stage with its efforts being principally devoted to organizational and equity raising activities.

Fiscal Reporting Period

The Company has adopted a fiscal year ending December 31 for reporting financial operations.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses.  Estimates and assumptions include the deferral of expenditures for offering costs.  Actual results and outcomes may differ from management’s estimates and assumptions.

Cash

The Company maintains its accounts primarily at one financial institution.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Debt Issuance Costs

Debt issuance costs were amortized over the term of the related debt by use of the effective interest method.

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

The Company prepared a Form SB-2 Registration Statement, declared effective June 15, 2006, with the Securities and Exchange Commission (SEC) for a minimum of 25,000,000 membership units up to a maximum of 31,175,000 membership units for sale at $2 per unit with a minimum of 10,000 units per investor.  The offering has been extended to no later than April 30, 2007.  As of November 10, 2006, the Company has received subscriptions of 9,713,500 units for approximately $19,427,000.

Income and losses are allocated to all members based upon their respective percentage of units held. See Note 4 for further discussion of members’ equity.

3.  LINE OF CREDIT

In August 2005, the Company entered into a line of credit agreement with a bank. The Company may draw up to $1,000,000 until expiration in August 2007.  Interest is payable monthly at .65% below Wall Street Journal Prime Rate, 7.6% at September 30, 2006. The agreement is secured by the limited guarantees of each of the eight board of governor members in the amount of $125,000.  As of September 30, 2006, there was $100,000 outstanding on the line of credit.

In July 2006, the Company entered into approximately a $169,000 letter of credit against the line of credit in favor of its natural gas transportation discussed in Note 6.  This letter of credit will expire in July 2007.

In exchange for guaranteeing the line of credit agreement, each governor was issued an option to purchase 279,419 membership units at $.45 per unit for a total of 2,235,352 units.  The options vest immediately and expire five years from the date of financial closing.  The fair value of these options in the amount of $210,000 was recorded as a debt discount at August 31, 2005 and amortized to interest expense over the term of the guarantee.  The debt discount was fully amortized at September 30, 2006.

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

In December 2005, the Company received a promissory note from a related party, a member, in exchange for 558,538 units at $.54 per unit for $300,000 of capital.  The promissory note states that the principal balance shall be due and payable in ten, unequal installments, with the first five installments of $5,000 due monthly beginning December 1, 2005 and ending on April 1, 2006, and then five installments of $55,000 due monthly beginning May 1, 2006 and ending on September 1, 2006.  In addition, the entire remaining unpaid principal balance will be due and payable at maturity on September 1, 2006.  At September 30, 2006, the $300,000 balance was paid in full.

In December 2005, the Company received a promissory note from a related party, the general contractor and a member, in exchange for 1,341,210 units at $.54 per unit for $720,000 of capital.  The promissory note states that the principal balance shall be due and payable in eleven installments.  The first installment of $120,000 was due and payable on December 1, 2005, and thereafter ten equal installments of $60,000 per month, commencing on December 15, 2005 and continuing on the 15th of each month thereafter for a period of ten months, with the final payment of the entire remaining unpaid principal balance due and payable at maturity on September 15, 2006.  At September 30, 2006, the $720,000 balance was paid in full.

In November 2005, the Company received an additional promissory note from the same general contractor and member discussed above in exchange for 1,250,000 units at $2.00 per unit for $2,500,000 of capital.  The promissory note states that the $50,000 deposit be placed in an escrow account and the principal balance shall be due and payable at financial closing.

5.  GRANTS

In November 2005, the Company received a United States Department of Agriculture Value-Added Producer Grant in the amount of $150,000.  The Company matched the grant funding with an amount equal to $150,000 in compliance with all terms as outlined in the grant agreement.  As of September 30, 2006, the Company has recognized $150,000 as grant revenue.

6.  COMMITMENTS AND CONTINGENCIES

Construction contract

The total cost of the project, including the construction of the ethanol plant and start-up expenses is expected to approximate $159,000,000.  In August 2006, the Company signed a lump-sum design-build agreement with a general contractor, a member of the Company, for approximately $114,300,000 subject to change based on the Construction Cost Index (CCI), published by Engineering News-Record Magazine, whereby changes in the CCI will correspondingly change the contract price.  Due to the increase in the CCI, at September 30, 2006 the estimated contract price increase is approximately $3,400,000 more than the price stipulated in the design-build agreement.  This and future estimated increases have been provided for in the total project cost of $159,000,000.  As part of the contract, the Company will pay an $8,000,000 mobilization fee, subject to retainage payable when permitted and, at the latest, at the earlier of financial closing as the contractor’s acceptance of notice to proceed.  Monthly applications will be submitted for work performed in the previous period.  Final payment will be due when final completion has been achieved.  The design-build agreement includes a provision whereby the general contractor receives an early completion bonus for each day the construction is complete prior to 545 days after the date of the notice to proceed.  In addition, the agreement includes a provision whereby the contractor will have to pay liquidated damages per day to the Company for each day the construction is completed beyond the required final completion date not to exceed $1,000,000.  The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage.  The Company intends to begin operations in mid-2008.  The Company must provide a valid notice to proceed no later than April 30, 2007 otherwise the contractor may terminate the agreement.

In May 2006, the Company entered into an agreement with an affiliate of the general contractor to provide preliminary design, engineering, procurement and construction services for the development and construction of the plant for a fixed fee of $92,500 plus reimbursable expenses.  Either party may terminate this agreement upon 20 days’ written notice.  The fees related to the agreement will be credited against the final design-build agreement.  As of September 30, 2006, the Company has incurred approximately $28,000 which is included in accounts payable.

Consulting contracts

In July 2006, the Company entered into an agreement with an unrelated party for geotechnical engineering services.  The agreement is for a lump sum total of $42,000, subsequently amended to $67,500, exclusive of any clearing or access costs that will be charged at cost plus 15 percent.  Either party may terminate the agreement upon written notice to the other party.  This agreement was completed in September 2006.

Utility contracts

In August 2006, the Company entered into a definitive contract to deliver natural gas to the plant for the period from May 1, 2008 to March 31, 2018 at a discounted rate of $.20 per Dekatherm (Dt) subject to a maximum daily quantity of 9,400 Dt.  The Company has a $169,000 letter of credit against their current line of credit in favor of the natural gas transportation as discussed in Note 3.

Bank letter of intent

In August 2006, the Company received a proposal letter from a lender outlining the terms of the construction/term loan, revolving term loan and seasonal line of credit for up to $95,000,000 to build a 100 million gallon ethanol plant.  The proposal letter states that initially all loans will accrue interest at a variable rate which will be the Bank’s base rate plus .25%.  In addition, the proposal requires the Company to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures.  The Company will be required to pay arrangement fees equal to 0.75% of all amounts borrowed, $30,000-$40,000 in annual administration fees and an unused commitment fee totaling 0.50% annually on any unused portion of the revolving term loan and seasonal line of credit.  The Company has prepaid $40,000 towards the anticipated arrangement fees, which will be refunded if the lender does not ultimately extend a commitment to lend.

7.  SUBSEQUENT EVENTS

Investment terms agreement

In October 2006, the Company entered into an investment agreement with an unrelated party to subscribe for, and purchase, a minimum of 20,002,500 units at $2.00 per unit for a minimum total investment of $40,005,000.  In accordance with the public offering, 10% of the anticipated subscription, $4,000,500, has been deposited into a separate escrow account.  The Company filed a post effective amendment with the Securities and Exchange Commission and is required to have its members approve certain amendments to its operating agreement.  In addition, prior subscriptions in the public offering will be confirmed based on the information contained in the amendment.  If any additional units remain unsubscribed after the confirmation process, the unrelated party will subscribe for the remaining units less 20,000 units.  With certain exceptions, the agreement may be terminated by either party if the above conditions are not met within ninety days.

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

The following is a discussion of our plans for the project to the start-up of the ethanol plant. This plan reflects our current thinking and is subject to change as the project progresses.

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

We will not begin operations or generate revenue until we complete construction of our proposed ethanol plant, which we anticipate will be mid-2008. Once we begin operations, we expect to generate revenue by selling ethanol and distillers grains. We also intend to sell the raw carbon dioxide gas our plant will produce “over-the-fence” to a processor that constructs a processing plant next to our planned ethanol facility. We intend to produce ethanol from corn by using proven fermentation and distillation processes. We have hired Fagen, Inc. to design and build our ethanol plant utilizing the process design technology of ICM, Inc.

On June 15, 2006, the Registration Statement became effective for the initial public offering of our capital units. We commenced the offering promptly thereafter. Each unit represents an interest in our assets, profits, losses and distributions. We intend to use the proceeds of the offering to pay for a portion of the construction and start-up costs of the planned ethanol plant. The units are being offered at a price of $2.00 per unit. We are offering a minimum of 25,000,000 units ($50,000,000) and a maximum of 31,175,000 units ($62,350,000). Our officers and managers are offering and selling the units without the assistance of an underwriter.

As of November 10, 2006, we had received subscriptions for approximately 9,713,500 units ($19,427,000), all of which are expected to be subject to certain withdrawal rights as described in the Registration Statement. Under our subscription procedures, subscribers are required to submit a deposit for 10% of the purchase price, and execute a promissory note for the remaining balance. The notes have no fixed maturity date and the outstanding principal balance may become due at any time, at the Board’s discretion, in one or more installments upon 30 days written notice. The Board has not yet set any due dates for the notes. Under our prospectus, all subscription payments are to be held in an escrow account until we satisfy a set of specified conditions to breaking escrow. We have not yet met these conditions and therefore have neither completed the sale of any of the units subscribed nor received any offering proceeds.

We have entered into an investment terms agreement with Virgin Group Holdings Limited and Bioverda Limited, pursuant to which we expect that VBV LLC will subscribe for 20,002,500 units in the public offering for investment purposes upon effectiveness of a post-effective amendment to the Registration Statement and an additional approximately 1,439,000 units upon completion of a confirmation process for prior subscribers in the public offering.

Our Business Plan

Our business plan is based on operating an efficient large-scale ethanol plant. Over the next few months, we intend to complete the public offering, obtain the remaining permits we need to commence construction of the ethanol plant, obtain the debt financing required to construct the plant, and continue discussions and negotiations with key vendors (gas, corn and electricity) and marketers (ethanol, distillers grains and carbon dioxide). We will also seek additional grants to assist us in the development of this project. Our goal is to begin construction during the first quarter of 2007. We then expect to spend the following approximately 18 months constructing the ethanol plant. Following completion of the ethanol plant, we expect to reach guaranteed performance criteria and specifications within 30 days.

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

Site Grading and Phase I Dirt Work

We are responsible for the site grading and preparation under our design-build agreement. Our design builder will prepare the plans and specifications for these improvements, assist us with pre-bid procedures, and prepare bid documents. The identification of contractors will be our responsibility. We will seek to have our design builder supervise the construction of this work, including soil testing, compaction testing, etc.

Plan of Operations to Plant Start-Up

We have hired Fagen, Inc. to design and build our ethanol plant utilizing the process design technology of ICM, Inc. We have hired RTP Environmental Associates, Inc. to assist us with environmental permitting matters, The Patterson Group, LLC to provide us our organizational, administrative and financial consulting services, and U.S. Energy Services, Inc. to provide us with consulting and energy management services.

Pending the completion of the public offering, we intend to engage primarily in the following efforts:

•                    Raise the equity that we need for the project;

•                    Obtain the debt financing needed for the project;

•                    Work with our design build team and permitting and environmental consultants to obtain the remaining permits we need to commence construction of the ethanol plant;

•                    Assist our design build team to complete the engineering requirements for our site and the ethanol plant; and

•                    Continue discussions and negotiations with utility service providers for the supply of electricity and natural gas, and with third-party marketers to assist us in marketing and selling our ethanol and distillers grains.

Once we close on our debt and equity financing and complete our preliminary site work, we expect to provide our design-build firm with a notice to proceed to begin construction of the ethanol plant. Our goal is to begin construction during the first quarter of 2007. We then expect to spend the following approximately 18 months constructing the ethanol plant. Following completion of the ethanol plant, we expect to reach guaranteed performance criteria and specifications within 30 days.

Employees

We may hire a construction manager to assist us during the construction phase of our operations. We also intend to hire an operations manager approximately 6-9 months prior to anticipated plant start-up. Our plan is to hire the remaining members of our management team approximately 3 months prior to anticipated plant start-up, with the remainder of our employees starting 30-60 days before plant start-up. We intend to hire a plant management team that has demonstrated processing and/or manufacturing facility experience in their respective areas of responsibility. On-site training and assistance before and during plant start-up is part of our design-build contract, as well as continued assistance following when we achieve performance criteria for a period up to 6 months.

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

Our Financing Plan

We estimate that we will need a total of approximately $158,976,500 to finance our ethanol plant project, including construction of our proposed ethanol plant and funding for start-up operations. Actual project costs may vary significantly from this estimate due to a variety of factors, including those described under “Risk Factors” in the Registration Statement and elsewhere in the Registration Statement and this report. We intend to use our existing capital together with grant proceeds to pay for the organizational, development and permitting costs we incur prior to completing the public offering. If we complete the offering, we believe we will have sufficient funds to cover our estimated costs through start-up operations. We plan to use the net proceeds from the offering, together with our existing capital, grant proceeds and debt financing to pay for site improvements and utility infrastructure costs, construct the ethanol plant and finance organizational, financing and start-up costs, including our pre-production costs and our initial inventories of corn, chemicals, yeast, denaturant, and ethanol and distillers grains.

Even if we sell the maximum amount offered in the offering, we will not have sufficient capital to pay for all of the construction and start-up costs we expect to incur in connection with our ethanol plant. We expect to need significant debt financing in order to complete the ethanol plant and therefore our financing plan contemplates substantial leverage. We currently have no financing commitments from any commercial bank or other source for our debt financing. However, we will not close on any of the proceeds from the offering until we close on the amount of debt financing which we determine that, when added to our equity and grant proceeds, will be sufficient to construct the ethanol plant and commence start-up operations with a reasonable amount of working capital. We have assumed that our debt financing will not include subordinated debt. If subordinated debt financing were required, it will likely increase the total cost of the project.

We have accepted a summary of proposed terms from CoBank for the financing of up to $90,000,000 in senior secured debt, consisting of a $60,000,000 term loan and a $30,000,000 revolving term loan. Under the summary, the senior secured debt is to be amortized in equal principal payments over a 10-year period beginning six months following projected start-up, and an additional aggregate $13,000,000 in annual special payments based on our free cash flow.  Subject to approval, an annually renewable seasonal line of credit of up to $5,000,000 will also be made available. Initially, all outstanding balances are to accrue interest at a variable rate equal to CoBank’s base variable rate plus 0.25%, convertible into fixed rate loans at a rate of LIBOR plus 3.15%. These rates may be reduced by 0.25% following plant start-up and completion of the making of the $13,000,000 in annual special payments. Arrangement (origination) fees are to be computed based on 0.75% of all amounts borrowed. Other fees are to include unused commitment fees of 0.50% annually on any unused portion of the revolving term loan and seasonal line of credit commitments, $30,000-$40,000 in annual administration fees, and a 2% penalty if we refinance any commitments prior to the third anniversary of plant start-up. All of these financings are to be subject to various covenants and conditions. The summary of proposed terms provides that it is neither a commitment nor a proposal to make a loan, but rather a compilation of parameters for a possible lending transaction. We have prepaid $40,000 towards the anticipated arrangement fees, which will be refunded if CoBank does not ultimately extend a commitment to lend.

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

As regards our anticipated sources of project funding, we believe that of the estimated $158,976,500 needed, potential lenders will require that at least approximately 40% of our funding come from equity, grants and, if necessary, subordinated debt. However, the actual amount of equity required by the lender, the amount of offering proceeds received and grants actually received will affect the amount of debt financing we will need to complete the project. The following table shows our estimated sources of funds from our inception until the ethanol plant is built and we begin operations, both assuming the minimum 25,000,000 units offered are sold and assuming the maximum 31,175,000 units offered are sold. These figures are estimates only and the actual sources of funds may vary significantly from those described below.

Estimated Sources of Funds

	Minimum	Maximum
Equity
Seed capital	$2,076,500	$2,076,500
Prior escrow offering	2,500,000	2,500,000
Public offering	50,000,000	62,350,000
Additional equity—purchase of land(1)	1,150,000	1,150,000
Grants	900,000	900,000
Equity and grants	56,626,500	68,976,500
Debt Financing	102,350,000	90,000,000
Total	$158,976,500	$158,976,500

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

Estimated Uses of Funds

Plant construction(1)	$111,305,000
Additional grain storage(1)	2,500,000
Grain handling upgrade(1)	540,000
Land	1,150,000
Site development costs(2)	6,230,000
Rail infrastructure	5,873,000
Administrative building	340,000
Office equipment	60,000
Computers, software and network	140,000
Construction insurance costs	125,000
Construction manager fee	100,000
Construction performance bond	425,000
Construction cost escalation for CCI increases to October 2006	5,188,000
Construction contingency(3)	2,364,500
Fire protection and water supply	910,000
Water treatment system	2,000,000
Capitalized interest(4)	1,500,000
Rolling stock	400,000
Financing costs(5)	925,000
Organization costs	2,151,000
Pre-production period costs	750,000
Start up costs:
Working capital	7,950,000
Inventory—corn	2,000,000
Inventory—chemicals and ingredients	500,000
Inventory—work in process—ethanol	2,500,000
Inventory—work in process—distillers grains	550,000
Inventory spare parts—process equipment	500,000
Total	$158,976,500

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

(3)             Includes additional construction cost escalation for potential CCI adjustments through commencement of plant construction.

(4)             Because we intend to capitalize all of our interest expenses and not make any payments on our debt financing until we begin start-up operations, we estimate that by the time we begin start-up operations, capitalized interest, net of interest income earned on offering proceeds, will total approximately $1,500,000, assuming we borrow $90,000,000.

(5)             We estimate that our financing costs for our debt financing will total approximately $925,000, assuming we borrow $90,000,000. Financing costs includes lender commitment fees, as well as out-of-pocket expenses such as title insurance, legal fees, appraisal costs and filing fees.

As shown in the above table, we expect to spend the majority of our funds on site preparation and development, design, engineering and construction of the ethanol plant, infrastructure, equipment and construction-related insurance and performance bond. These costs include leveling and grading the site, general site work to prepare for construction of the ethanol plant, preparing and pouring foundations, and material and labor to construct the plant and ancillary facilities. We will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors. Under our design-build agreement with Fagen, Inc., we will be responsible for site preparation and infrastructure costs, and our design-builder will be responsible for the process design and engineering, construction, equipment purchases and installation. We will be required to make monthly progress payments based on the work completed and invoiced to us by the design-builder.

Investment Terms Agreement

We anticipate receiving a subscription for a minimum of 20,002,500 units ($40,005,000) in the public offering pursuant to an investment terms agreement with Virgin Group Holdings Limited and Bioverda Limited entered into as of October 9, 2006. Under the agreement, the subscription would be made by VBV LLC, an entity that is presently owned by an affiliate of Virgin and that may, at the time of the subscription, be controlled and majority-owned jointly by Virgin and Bioverda or their affiliates.  Because the VBV subscription is not being made immediately and is subject to specified conditions discussed below, VBV has placed $4,000,500 (or 10% of the anticipated $40,005,000 subscription) into a separate escrow account pending the subscription. When the subscription is made, these funds would be rolled over into the public offering escrow account as the 10% deposit required for the subscription.

The declaration of effectiveness of a post-effective amendment to the Registration Statement is a condition to VBV’s making of the minimum 20,002,500 subscription. As a second condition to VBV’s subscription, at least 75% of our members by number and by interest must approve an amended and restated Operating Agreement. Once the two specified conditions are met, the subscription for 20,002,500 units is to be made promptly by VBV, so long as our representations and warranties remain materially accurate. If the subscription is not promptly made, the $4,000,500 on deposit in the separate escrow would generally be subject to forfeiture to us. If any additional units remain unsubscribed in the public offering after a confirmation process for prior subscribers in the public offering has been completed, VBV is to subscribe for substantially all of those units as well. With certain exceptions, the agreement may be terminated by any party if the two specified conditions have not been satisfied within 90 days.

Development Services Providers

Fagen, Inc.

We have entered into a design-build agreement with Fagen, Inc. in connection with the design, construction and operation of the proposed ethanol plant. Fagen is a civil, mechanical and electrical contractor specializing in heavy industrial construction and maintenance work.

Under the design-build agreement, Fagen will perform all services in connection with the engineering, design, procurement, construction start-up, testing and training for the operation and maintenance of the plant, and provide all material, equipment, tools and labor necessary to complete the plant in accordance with the terms of the design-build agreement. As full consideration for the services and costs incurred under the design-build agreement, we will pay Fagen a contract price of approximately  $114.3 million, which does not include water pretreatment system and fire protection system to be provided by Fagen pursuant to a separate agreement currently being negotiated by us and Fagen. The contract price is also subject to increases for increases in the construction cost index on the date on which a notice to proceed is given over an established baseline amount. The construction cost index is currently over the baseline amount and, based on historical performance, will likely continue to increase over time, but we cannot predict how rapidly such increases may incur. By an agreement between us and Fagen Engineering, LLC, we have engaged Fagen Engineering for engineering services for a fee of $92,500, which will be included in the contract price under the design-build agreement or paid by us if Fagen does not receive the written notice to proceed described below.

Fagen is obligated to begin work on the plant within five days of a written notice to proceed from us, provided that Fagen is not under any obligation to accept the notice to proceed prior to January 29, 2007. We may not deliver the written notice to proceed until we have acquired title to the real estate on which the plant will be constructed, certain engineering and site work is completed, we have obtained certain permits, sales tax exemptions and evidence of insurance, and we have achieved financial closing by the execution of final loan documents and related agreements to providing financing for the plant. If we do not achieve financial closing with respect to the plant, we will remain obligated to pay Fagen its reasonable documented costs incurred.

A valid notice to proceed cannot be given until Fagen provides us with a written notification of acceptance.  Following receipt of the notice to proceed from us, Fagen must accept the notice to proceed within 10 days and no later than January 31, 2007, assuming the other requirements of the design-build agreement are met. If the notice to proceed is not received by April 30, 2007, the design-build agreement may be terminated at Fagen’s sole option. As part of the contract price, we are obligated to pay an $8,000,000 mobilization fee as soon as permitted by our organizational documents and other agreements and, at the latest, at the earlier of financial closing or Fagen’s acceptance of the notice to proceed. We are also obligated to make monthly payments for work performed and not paid for during a previous period.

Under the design-build agreement, Fagen must achieve substantial completion of the project no later than 545 days after the date of the notice to proceed. If substantial completion is achieved within the 545-day period, we will be obligated to pay Fagen an early completion bonus of $20,000 for each day that the date of substantial completion occurred in advance of the end of the 545-day period.  Final completion of the work must be achieved within 90 days of the earlier of the actual date of substantial completion or the date scheduled for substantial completion. When final completion of the work has been achieved, Fagen will deliver to us a request for final payment under the design-build agreement and we will be obligated to make a final payment within 30 days after receipt of the request. Following final completion, Fagen will provide us with one month of on-site operational support for us and our personnel after successful completion of performance tests.  Fagen will also provide off-site technical and operating procedure support by telephone and other electronic means for a period of six months from the date of substantial completion. Additionally, at a mutually agreed time prior to start-up, Fagen will provide up to two weeks of training at a facility designated by ICM for all of our employees involved in the operation and maintenance of the plant.

Under the design-build agreement, Fagen has guaranteed that the plant will meet performance criteria determined by the parties in a performance test conducted and concluded not later than ninety days after the date of substantial completion. Fagen is responsible for paying any design and construction costs associated with remediating any performance shortfall.  If the plant does not meet the final completion criteria by the required final completion date, Fagen is obligated to pay us liquidated damages of $20,000 for each day that the final completion date is delayed, up to a maximum of $1,000,000 in lieu of liability for losses or other damages occasioned by the delay.

The design-build agreement may be terminated by us upon ten days written notice, in which case we will remain responsible to Fagen for payment for all work performed but not already paid for, reasonable costs and expenses associated with the termination, including demobilization costs, an amount equal to the settlement of terminated contracts with subcontractors and consultants, all retainage withheld by Fagen, and an amount equal to fifteen percent of all work performed and reasonable costs associated therewith. If we terminate the project at our election, we may obtain a limited right to use the drawings, specifications, calculations, data, notes and other materials and documents furnished by Fagen on an as-is basis on the date of termination and agreements regarding our risk as to use of the drawings, specifications, calculations, data, notes and other materials and documents furnished by Fagen to us and warranties regarding equipment in exchange for a payment by us to Fagen. Fagen may terminate the design-build agreement for certain work stoppages, our failure to provide Fagen with information, permits or approvals or to meet any of our other obligations under the design-build agreement if the failure results in certain types of work stoppages, or our failure to pay amounts properly due under the design-build agreement following an opportunity to cure such failure within seven days.

In the design-build agreement, each of the parties made representations and warranties, and covenants and agreements to the other as customary for an agreement of this type. The provisions of the design-build agreement further provide that Fagen’s liability will not exceed the contract price and will be reduced by the total value stated in the application for payment. However, upon the earlier of substantial completion or the time requests for payment have been made for 90% of the contract price, Fagen’s liability for the performance or non-performance of the work or its other obligations is limited to the greater of 10% of the contract price or the amount of insurance coverage available to respond to the claim or liability under any insurance policy provided by Fagen under the design-build agreement. The design-build agreement also contains provisions regarding the use of subcontractors, scheduled for and supervision of work, retainage up to a specified maximum amount, payment process, warranties and corrections of defective work, bonds and performance security, performs testing criteria and materials, resolutions of disputes through mediation and arbitration, force majeure, indemnification and other liability matters and the ownership of the drawings, specifications, calculations, data, notes and other materials and documents furnished by Fagen to us under the design-build agreement.

ICM, Inc.

Under our design-build agreement with Fagen, we expect that Fagen will engage ICM, Inc. to provide environmental consulting and engineering services. In connection with the design-build agreement, we have also entered into a license agreement with ICM for the use of certain proprietary property and information of ICM in the design and construction of the plant.

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

Other Consulting Contracts

We have entered into a consulting agreement with Antioch International, Inc. to provide us engineering services relating to our rail tracks. In exchange for these services, we will compensate Antioch International on a time and material and fixed fee basis, which we estimate will total approximately $99,000. Under the agreement, Antioch International will:

•       Assist us with preparing studies and developing solutions for our rail track requirements;

•       Assist us with preliminary design of our rail tracks;

•       Assist us with regulatory requirements relating to the rail tracks;

•       Prepare designs, schematics and other necessary documentation relating to our rail tracks;

•       Assist us with preparing cost estimates;

•       Assist us with bidding and negotiating; and

•       Provide construction services oversight.

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

•       Tier II Forms—listing of potentially hazardous chemicals stored on-site

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

•       State Department of Public Service (Boiler License)

•       State Department of Natural Resources

•       Water Appropriation Permits

•       Other waters and wetland considerations

The Tennessee Air Pollution Control Board has issued us permits to construct air contaminant sources for the applicable components of the proposed plant. We elected to opt out of the major source operating permit program requirements by agreeing to operate below the major source applicability thresholds. The permits also will serve as temporary operating permits from initial start-up, provided the actual operating permits are applied for within 30 days of initial start-up and any applicable emission standards are met.

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

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $139,000 in cash and total assets of approximately $684,000. Total assets includes approximately $441,000 of deferred offering costs related to the public offering. Upon the completion of the sale of units in the offering, these costs will be netted against the proceeds received. If the offering is terminated prior to completion, these costs will instead be expensed. As of September 30, 2006, we have raised a total of approximately $2,077,000 in seed capital, which we have used to fund our organization and operations. As of September 30, 2006, we had total liabilities of approximately $309,000. Since our inception through September 30, 2006, we had an accumulated deficit of approximately $1,912,000. Total members’ equity as of September 30, 2006 was approximately $375,000. Since our inception, we have generated no revenue from operations.

In August 2005, we entered into a line of credit agreement with a bank. We may advance up to $1,000,000 under this line of credit until its expiration in August 2007. The line of credit is secured by the limited guarantees of our eight governors in the amount of $125,000 each. As of September 30, 2006, we had borrowings outstanding of approximately $100,000 under the line of credit. Currently, there are borrowings outstanding of approximately $250,000 under the line of credit. In addition, we have obtained an approximately $169,000 letter of credit under this line of credit agreement in order to secure anticipated future obligations to a third party service provider that we have hired to construct the natural gas delivery infrastructure which will be needed for plant operations.

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

PART II — OTHER INFORMATION

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

As of November 10, 2006, we had received subscriptions for approximately 9,713,500 units ($19,427,000), all of which are expected to be subject to certain withdrawal rights as described in the Registration Statement. Under our subscription procedures, subscribers are required to submit a deposit for 10% of the purchase price, and execute a promissory note for the remaining balance. The notes have no fixed maturity date and the outstanding principal balance may become due at any time, at the Board’s discretion, in one or more installments upon 30 days written notice. The Board has not yet set any due dates for the notes.  Under our prospectus, all subscription payments are to be held in an escrow account until we satisfy a set of specified conditions to breaking escrow. We have not yet met these conditions and therefore have neither completed the sale of any of the units subscribed nor received any offering proceeds. We have not closed the subscription period or terminated the offering.

We have entered into an investment terms agreement with Virgin Group Holdings Limited and Bioverda Limited, pursuant to which we expect that VBV LLC will subscribe for 20,002,500 units in the public offering for investment purposes upon effectiveness of a post-effective amendment to the Registration Statement and an additional approximately 1,439,000 units upon completion of a confirmation process for prior subscribers in the public offering.

From June 15, 2006 (the effective date of the Registration Statement) to September 30, 2006, we incurred no expenses for our account in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders’ fees, or expenses paid to or for underwriters. Other (and total) expenses incurred during this period for our account in connection with the issuance and distribution of the units were an estimated $45,000. None of these payments were direct or indirect payments to our governors, officers or their associates, persons owning 10% or more of any class of our equity securities or our affiliates.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Securities Holders.

None.

Item 5.    Other Information.

On or about August 24, 2006, we entered into a service agreement with Trunkline Gas Company, LLC to construct the necessary infrastructure and deliver natural gas required by us for a ten-year period beginning May 2008.

On or about September 7, 2006, we entered into a renewal of our note and security agreement with First Citizens National Bank, extending our line of credit agreement through August 2007.

Item 6.    Exhibits.

Exhibit Number	Exhibit Title
10.1

Renewal of Credit Agreement with First Citizens National Bank (incorporated herein by reference to Exhibit 10.7.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed October 24, 2006 (SEC File No. 333-130815))

10.2

Design-Build Agreement with Fagen, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed October 24, 2006 (SEC File No. 333-130815))

10.3

Engineering Services Agreement with Fagen Engineering, LLC (incorporated herein by reference to Exhibit 10.19 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed October 24, 2006 (SEC File No. 333-130815))

10.4

License Agreement with ICM, Inc. (incorporated herein by reference to Exhibit 10.20 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed October 24, 2006 (SEC File No. 333-130815))

10.5

Investment Terms Agreement with Virgin Group Holdings Limited and Bioverda Limited (incorporated herein by reference to Exhibit 10.21 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed October 24, 2006 (SEC File No. 333-130815))

10.6

Service Agreement with Trunkline Gas Company, LLC (incorporated herein by reference to Exhibit 10.22 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed October 24, 2006 (SEC File No. 333-130815))

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
Date: November 14, 2006