Form 10KSB
period 2006-12-31
Ethanol Grain Processors, LLC
filed 2007-04-02
CIK 1348153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 333-130815

Ethanol Grain Processors, LLC

(Name of small business issuer in its charter)

Tennessee	20-1834045
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1918 McDonald Road Rives, Tennessee	38253
(Address of principal executive offices)	(Zip Code)

(731) 536-1286
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes       ☒  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes       ☒  No

State issuer’s revenues for its most recent fiscal year:  None

As of March 23, 2007, the aggregate market value of the capital units held by non-affiliates (computed by reference to the most recent offering price of such units) was $30,360,232.

As of March 23, 2007, there were 39,944,116 capital units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes       ☒  No

PART I

Item 1.    Description of Business

Overview

We are a development stage company that intends to build and operate a gas-fired 100 million gallon per year ethanol production facility near Obion, Tennessee. We have purchased a 230-acre site located on the Canadian National Railroad’s rail line. We have hired Fagan, Inc. to design and build our ethanol plant utilizing the process design technology of ICM, Inc. Having recently closed on our debt and equity financing and completed our preliminary site work, we expect to spend the next approximately 18 months constructing the ethanol plant. Following completion of the ethanol plant, we expect to reach guaranteed performance criteria and specifications within 30 days.

We will not begin operations or generate revenue until we complete construction of the plant, which we anticipate will be mid-2008. Once we begin operations, we expect to generate revenue by selling ethanol and distillers grains. We also intend to sell the raw carbon dioxide gas our plant will produce “over-the-fence” to a processor that constructs a processing plant next to our planned ethanol facility. We intend to produce ethanol from corn by using proven fermentation and distillation processes.

We intend to compete with other ethanol producers by capitalizing on the location of the ethanol plant, available transportation infrastructure, proximity of available feedstock supply and a local growing ethanol demand by utilizing the best practices and partners experienced with making producer owned dry mill facilities successful.

The Ethanol Plant

The Dry Mill Process

Our proposed ethanol plant will produce ethanol, distillers grains and carbon dioxide by processing corn. We plan to receive corn by rail and semi-trailer truck. The corn will be weighed and stored in receiving facilities. It will then be transported to a scalper to remove rocks and debris before it is conveyed to processing bins. Thereafter, the corn will be transported to a hammer-mill or grinder where it is ground into a mash and conveyed into a tank for processing. We will add water, heat and enzymes to break the ground corn into a fine liquid. This liquid will be heat sterilized and pumped to a tank where other enzymes are added to convert the starches into glucose sugars. Next, the liquid is pumped into fermenters, where yeast is added, to begin the fermentation process, which generally takes about 40 to 50 hours. Thereafter, the resulting “beer” is pumped to distillation columns, which divides the alcohol from the corn mash. The alcohol is concentrated to 190 proof in the distillation columns and is then partially dehydrated in a molecular sieve. The resulting 200 proof alcohol is then blended with a five percent denaturant (such as gasoline) as it is pumped into storage tanks.

Meanwhile, corn mash from the distillation process is pumped into a centrifuge that separates the coarse grain from the solubles. The solubles are then dried into a thick syrup. The coarse grain that exits the centrifuge is then conveyed to dryers. Syrup is added to the coarse grain as it enters the dryer, where moisture is removed. This process produces distillers grains with various moisture levels, which can be used as animal feed. The fermentation process will also produce carbon dioxide, which we intend to capture and pipe “over the fence” to a third party processor who may build a processing facility next to our ethanol plant.

Plant Structure

We anticipate that the ethanol plant will use a dry milling process to produce fuel-grade ethanol as its main product and distillers grains as a co-product. The ethanol plant will have a design capacity to produce 100 million gallons of ethanol per year. In addition, we expect the plant to produce approximately 320,000 tons of dried distillers grains with solubles and 270,000 tons of carbon dioxide gas annually. We expect that when completed, the ethanol plant will have, among others, the following facilities:

Grain Receiving, Storage and Milling Equipment.   The ethanol plant will contain receiving facilities that will have the ability to receive corn by rail and truck. Upon delivery, the corn will be weighed and a weight ticket issued. A leg will lift the corn to a scalper to remove rocks and debris before conveying the product to storage bins. A dust collection system will be installed in the grain receiving system to limit particulate emissions. The corn will be removed from storage and processed through a hammer-mill or grinder. The result of this process is ground corn.

Conversion and Liquefaction System, Fermentation System and Evaporation System.   Ground corn will be mixed in slurry tanks, routed through a pressure vessel and steam flashed in a flash vessel, which produces cooked mash. The cooked mash will then continue through liquefaction tanks and into fermenters. Simultaneously, yeast will be added to the cooked mash as it enters the fermenters. After batch fermentation is complete, the liquid produced by the fermentation process is pumped to wells and then to the distillation column to separate the alcohol from the mash.

Distillation and Molecular Sieve.   The alcohol is dehydrated in the distillation column, the side stripper and the molecular sieve system. The alcohol is then blended with 5% gasoline as it is pumped into storage tanks. The storage tanks will contain meters, filters, pumps and loading equipment for transfer to rail cars or trucks.

Liquid/Solid Separation System.   The ethanol plant will also produce distillers grains. The resulting corn mash from the distillation column will be transported to centrifuges and then to dryers, where moisture is removed. The ethanol plant will utilize a dryer system with a thermal oxidizer and heat recovery steam generation. After it is dried, the distillers grains will be conveyed to the filter receiver and then to a storage building.

Product Storage Area.   We expect to have storage tanks on site to store the ethanol we produce. The plant will also contain a storage building to hold distillers grains until it is shipped to market.

General Plant Infrastructure and Utilities.   The plant will also consist of administration facilities, chillers, cooling towers and other processing equipment, some of which require fresh water to operate. Boiler water is conditioned in regenerative softeners and/or other treatment equipment and pumped through a deaerator and into a deaerator tank. Appropriate boiler chemicals are added and the pre-heated water is pumped into the boiler. Steam energy will be provided by a heat recovery steam generator. Process cooling will be provided by circulating cooling water through heat exchangers, a chiller and a cooling tower. We expect the plant to also contain a compressed air system consisting of an air compressor, receiver tank, pre-filter and air dryer. We expect that the plant design will also incorporate the use of a clean-in-place system for cooking, fermentation, distillation, evaporation, centrifuges and other systems.

The block flow diagram below illustrates how the ethanol plant will process corn into ethanol:

Source: Renewable Fuels Association

Principal Products and Related Markets

Once completed, we expect the ethanol plant will convert, on an annual basis, approximately 35 million bushels of corn into approximately 100 million gallons of ethanol, 320,000 tons of dried distillers grain, and 270,000 tons of carbon dioxide gas.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as:

•             An octane enhancer in fuels;

•             An oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions; and

•             A non-petroleum based gasoline substitute.

Most ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. The principal purchasers of ethanol are generally wholesale gasoline distributors or blenders.

Distillers Grains

A principal by-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed. Dry mill ethanol processing creates three primary forms of distillers grains: distillers wet grains, distillers modified wet grains and distillers dried grains with solubles. Distillers wet grains is processed corn mash that contains a substantial amount of moisture. It has a shelf life of up to approximately 14 days and can be sold only to farms within the immediate vicinity of the ethanol plant. Distillers modified grains is similar to distillers wet grains except that it has been partially dried and contains less moisture. Distillers modified grains has the same shelf life, but contains less water to transport and is more easily adaptable to some feeding systems, and can be potentially sold to regional markets. Distillers dried grains with solubles is corn mash that has been dried to approximately 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to the ethanol plant.

Carbon Dioxide

Another by-product of the ethanol production process is raw carbon dioxide. Raw carbon dioxide can be processed and used in various food and non-food related applications, such as beverage and dry ice production, pharmaceutical manufacturing, shrink-fitting and cryogenic blasting. Carbon dioxide is principally used as expendable refrigerants and is commonly used in food processing facilities such as slaughterhouse operations, frozen food storage, and as supplemental cooling for refrigerated products.

The Ethanol Market

Ethanol is produced from starch or sugar-based feed products such as corn, potatoes, wheat, and sorghum, as well as from agricultural waste products including sugar, rice straw, cheese whey, beverage wastes and forestry and paper wastes. Historically, corn has been the primary source because of its relatively low cost, wide availability and ability to produce large quantities of carbohydrates that convert into glucose more easily than other products.

Ethanol has been utilized as a fuel additive since the late 1970’s when its value as a product extender for gasoline was discovered during the OPEC oil embargo crisis. In the 1980’s, ethanol began to see widespread use as an octane enhancer, replacing other environmentally harmful components in gasoline such as lead and benzene. Ethanol’s use as an oxygenate continued to increase with the passage of the Clean Air Act Amendments of 1990, which required the addition of oxygenates to gasoline in the nation’s most polluted areas. Ethanol contains approximately 35% oxygen and when combined with gasoline, it acts as an oxygenate that increases the percentage of oxygen in gasoline. As a result, the gasoline burns cleaner and releases less carbon monoxide and other exhaust emissions into the atmosphere. Although not all scientists agree about the existence or extent of environmental benefits associated with its use, the use of ethanol is commonly viewed as a way to improve the quality of automobile emissions.

The most common oxygenate competing with ethanol is methyl tertiary butyl ether or “MTBE,” which is cheaper than ethanol. Since the introduction and widespread use of MTBE as an oxygenate, it has been discovered in ground water, lakes and streams. Unlike ethanol, which is biodegradable, MTBE is petroleum-based. While MTBE has not been classified as a carcinogen, it has been shown to cause cancer in animals and its continued use has raised serious environmental concerns. As a result, by the end of 2005, according to the U.S. Department of Energy, 25 states, including California, Illinois and New York, had barred, or passed laws banning, any more than trace levels of MTBE in their gasoline supplies, and legislation to ban MTBE was pending in four others.

Due in part to federal and state policies promoting cleaner air, the environmental concerns associated with MTBE, and federal and state tax and production incentives, the ethanol industry has grown substantially in recent years. The Renewable Fuels Association estimates that in 2004, approximately 1.95 billion gallons of ethanol were utilized as an oxygenate in the Federal Reformulated Gasoline Program, 290 million gallons in the federal winter Oxygenated Gasoline Program, 280 million gallons in Minnesota to satisfy the state’s oxygenated fuels program, and 1.05 billion gallons in conventional gasoline markets as an octane enhancer and gasoline extender.

According to the Renewable Fuels Association, no fewer than 15 new ethanol refineries were completed and brought online in 2006. The addition of these refineries, including the completion of expansion projects, added approximately 1.1 billion gallons of new production capacity. For the year, according to the Renewable Fuels Association, 110 ethanol refineries located in 19 states produced a record approximately 4.9 billion gallons, an increase of more than 25% from 2005 and 300% since 2000. As of March 2007, according to the Renewable Fuels Association, 114 U.S. ethanol plants have the capacity to produce approximately 5.6 billion gallons of ethanol annually, with another 87 plants under construction or expansion expected to add approximately 6.4 billion more gallons of annual productive capacity. A majority of the ethanol production capacity is located in the Midwest, in the corn-producing states of Illinois, Iowa, Minnesota, Nebraska and South Dakota.

The U.S. Federal Highway Administration estimates that approximately 2.75 billion gallons of ethanol were used in the year 2003. The following table presents the estimated usage by state for those states consuming over 100 million gallons in that year.

State	Total Ethanol Consumption in 2003 (gallons) (in thousands)
California	588,743
Illinois	385,054
Indiana	131,143
Iowa	104,391
Michigan	151,418
Minnesota	275,210
Ohio	183,722
Wisconsin	107,877

Since that time, ethanol consumption has continued to increase significantly in many markets. For example, due in part to the phase out of the use of MTBE in California, estimated ethanol demand in California in 2005 is approximately 900 million gallons, according to a November 2005 California Energy Commission staff report.

National Renewable Fuel Standard

The Energy Policy Act of 2005 also introduced a national renewable fuel standard program which sets a national minimum usage requirement that phases in over seven years, beginning with approximately 4.0 billion gallons in 2006 and increases to 7.5 billion gallons by 2012. The Environmental Protection Agency is directed to issue rules ensuring that the applicable volume of renewable fuels (ethanol, biodiesel, or any other liquid fuel produced from biomass or biogas) is sold or introduced into commerce in the U.S. annually. The legislation required that the renewable fuel standard be implemented no later than one year after the date of enactment. However, the Environmental Protection Agency was unable to complete its rulemaking for the program within that period, and instead allowed the program to operate under the statutory default standards for 2006. In September 2006, proposed regulations were issued for a comprehensive, long-term program beginning in 2007.We expect that ethanol will account for the largest share of renewable fuel produced and used under the renewable fuel standard for the foreseeable future, although the biodiesel industry is also growing.

The renewable fuel standard program should ensure the continued growth of the ethanol market in the near future. While we cannot assure you that this program’s mandates will continue in force in the future, the following chart illustrates the potential U.S. ethanol demand based on the program’s schedule through the year 2012.

U.S. Fuel Ethanol Demand

Source: U.S. Environmental Protection Agency, December 2005

Oxygenated Fuel Requirements

Most ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Recently, the demand for ethanol has increased in part because of two major programs established by the Clean Air Act Amendments of 1990. The first program, the Oxygenated Gasoline Program, is a recurring wintertime program designed to reduce carbon monoxide levels during the winter months. The Clean Air Act Amendments originally required the use of oxygenated fuels, at a minimum rate of 2.7% oxygen by weight (unless otherwise specified), during the winter months in approximately 43 metropolitan areas that were not in compliance with carbon monoxide standards. According to the EPA, as of November 2005, a total of 12 metropolitan areas were implementing the program.

The second program created by the Clean Air Act Amendments was the Reformulated Gasoline Program. This program, which began on January 1, 1995, was intended to reduce ground level ozone or smog. The program initially required the year-round use of oxygenated fuel in nine metropolitan areas with severe ozone pollution. Other less severely troubled areas had been phased into the program over time. According to the EPA, as of September 2005, various regions of 14 states and the District of Columbia were required to comply with the program, and all or a portion of five additional states had also voluntarily opted into the program. However, states such as California, Georgia and New York sought waivers from the program. Under the recently enacted Energy Policy Act of 2005, the oxygenate standards for reformulated gasoline under the Clean Air Act was eliminated immediately for California and was eliminated nationwide 270 days after August 8, 2005, the date of enactment of the Energy Policy Act.

Government Incentives

In addition to the recently-enacted federal renewable fuel standard, the federal government and various state governments have created incentive programs to encourage ethanol production and to enable ethanol-blended fuel to better compete in domestic fuel markets with gasoline blended with MTBE. The federal incentive programs include excise tax credits to gasoline distributors, direct payments to eligible producers for increased ethanol production and federal income tax credits which eligible producers may earn. State incentive programs include production payments and income tax credits. However, these programs are not without controversy, due in part to their cost, and we cannot assure you that they will continue to be available in the future.

Federal Excise Tax Exemption

Although the regulatory program is complicated and there are other federal tax incentives for ethanol production, the most important incentive for the ethanol industry and its customers is the partial exemption from the federal motor fuels excise tax, or the “excise tax exemption.”  The excise tax exemption is provided to gasoline distributors as an incentive to blend their gasoline with ethanol. For each gallon of gasoline blended with 10% of ethanol, the distributors receive a 5.1¢ per gallon reduction from the federal excise tax, which equates to a 51¢ reduction for each gallon of ethanol that they use. This exemption was recently extended through December 21, 2010 under the Volumetric Ethanol Excise Tax Credit signed into law by President Bush in October 2004.

Federal Small Producer Credit

The federal Small Ethanol Producer Credit provides an eligible ethanol producer a 10¢ per gallon tax credit for the first 15 million gallons of ethanol produced annually. Under the program, ethanol producers that qualify or their owners (for pass-through tax entities) can reduce their federal income tax liability by the amount of the annual credit, subject to limitations. However, benefit of the credit is reduced somewhat because the amount of the credit must be added to regular taxable income (but not to alternative minimum taxable income). Until recently, an eligible small ethanol producer was defined as a producer whose annual production capacity was 30 million gallons or less, which effectively precluded most newer plants from qualifying. The Energy Tax Incentives Act of 2005 increased the annual production capacity limitation from 30 million to 60 million gallons. Because our anticipated capacity is 100 million gallons annually, we do not expect to qualify as a small ethanol producer.

Ethanol Pricing

The following chart and table from our feasibility study illustrate historical ethanol pricing in Tennessee markets.

	Ethanol Average Prices
City	5 Year 1999-2003	5 Year 2000-2004	3 Year 2002-2004	1 Year 2004	Recent 52 Weeks 12/08/05
Memphis	$1.27	$1.42	$1.41	$1.74	$1.79
Nashville	$1.27	$1.42	$1.41	$1.74	$1.80

The price of ethanol tends to be volatile. Historically, ethanol prices have tended to correlate with wholesale gasoline prices, due largely to the primary use of ethanol as an additive to gasoline. Over the last couple of years, however, as ethanol production has expanded rapidly, ethanol prices have been particularly volatile and ethanol and gasoline prices have at times diverged significantly. At the same time, there is little historical correlation between ethanol and corn prices. The volatility of ethanol prices and lack of correlation with corn prices represents a significant operational risk inherent in ethanol production from corn.

Distillers Grains Industry

Distillers grains is a co-product that is produced when corn is processed into ethanol. We intend to sell the distillers grains as animal feed for beef and dairy cattle, poultry, hogs and aquaculture (catfish). We believe that distillers grains is a good source of protein, vitamins, iron, fiber and other key nutrients that are important to promoting animal growth and health. The protein content of distillers grains averages 27-30% and the fat content averages 8-9%. Distillers grains is highly digestible and can be mixed with other products to enhance the nutritional properties of the feed product. Distillers grains has a “by-pass” protein, which means it by-passes the rumen of cattle and is broken down in the small intestines for more efficient and faster utilization.

Market Overview

The amount of distillers grains produced annually in North America is expected to increase significantly as the number of ethanol plants increase. However, we believe that the demand for distillers grains may increase as the feed industry becomes more familiar with its benefits. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains competes with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Distillers grains contains nutrients that have important growth promoting properties for dairy and beef cattle, poultry and swine. For dairy cattle, the high digestibility and net energy content of distillers grains, as well as its high fat content, yields greater milk production as compared to other feed ingredients. For beef cattle, feedlot studies have found that the improved rumen health, energy effect of the fiber, and palatability promotes faster and more efficient growth. Beef from cattle fed with distillers grains experience less marbling and is leaner, while maintaining its tenderness.

For poultry and swine, feeding trials have found that distillers grains are a useful and economic source of protein, fat and beneficial unidentified growth and health factors. Although poultry and swine account for a small portion of the distillers grains market, we believe that with the advancement of research into the feeding rations of poultry and swine, these markets may grow.

Types of Distillers Grains

If all of the distillers grain we produced were in the form of distillers dried grains (DDG), we estimate that the ethanol plant would produce approximately 320,000 tons of distillers dried grain annually. When solubles (fine soluble fiber, fat glycerol, etc.) are added to the feed, it is called distillers dried grains with solubles (DDGS). These products are commonly dried to 10-12% moisture, which gives them a long shelf life. When solubles are added, the product has higher bulk density and stickiness and improved animal nutritional qualities, which helps to maintain a cleaner effluent stream. However, the solubles typically makes the drying process more difficult. We intend to utilize proven technology and low temperatures while drying the grain to produce a premium distillers dried grains with solubles product that may sell at a slight pricing premium.

Distillers wet grains (DWG) is distillers grains with higher moisture content than the dried grains, which allows for substantial savings from reduced drying costs. Further, distillers wet grains are often favored by dairy and beef feedlots and operations because cattle seem to prefer the moist texture. In cattle feedlots, they are usually fed in the bunker with mineral supplements, roughage, corn or other conventional feed grains. However, the wet grains typically has a shelf life of about two weeks. This provides for a much smaller market and makes the timing of its sale critical. Further, because of its moisture content, the wet grains are heavier and more difficult to handle. The customer must be close enough to justify the additional handling and shipping costs. As a result, distillers wet grains are principally sold only to local feedlots and livestock operations.

Distillers Grains Pricing

Various factors affect the price of distillers grain, including, among others, the price of corn, soybean meal and other alternative feed products, the performance or value of distillers grains in a particular feed market, and the supply and demand within the market. The following chart, based upon U.S. Department of Agriculture information as of March 2006, illustrates historical distillers grains prices for market years 1995 through 2004. As illustrated in the chart below, like other commodities, the price of distillers grains can fluctuate significantly.

Wholesale Distillers Dried Grain Prices
(Lawrenceburg, Indiana)

Sales and Marketing

We have hired national marketing firms to sell our ethanol and distillers grain. However, because of the number of local feedlots and livestock operations, we plan to sell a portion of our distillers grains locally, either as distillers dried grains or distillers wet grains. We also intend to sell our raw carbon dioxide to a third party processor who may build a processing facility next to our ethanol plant.

Ethanol

In February 2007, we entered into a marketing agreement with an unrelated party for the sale of all of the ethanol the we expect to produce.  We agree to pay the buyer a certain percentage based on a pricing matrix under the pooling method of the sales price for certain marketing, storage, and transportation costs. The overall cost for these marketing services is expected to be approximately 1% of the sales price of the ethanol. The agreement commences on the date of the agreement and continues for three years from the first day of the delivery of ethanol.  The agreement will automatically renew for one year terms thereafter unless terminated by either party with at least one year written notice.

The market segments for our ethanol depends in part on the buyers and marketers we work with and their size and geographic reach. These customers vary in terms of where they distribute the ethanol and the transportation methods and costs associated with delivering the ethanol to their facilities. We believe that our ethanol will be sold into regional markets in the South and Southeast, such as Birmingham, AL, Atlanta, GA, Baton Rouge, LA, St. Louis, MO, Memphis and Nashville, TN, and Houston, TX, and into national markets. Unless rail is an option, ethanol sold in local and regional markets are typically shipped primarily by truck. Ethanol sold into national markets will be shipped via rail.

To meet the challenge of marketing ethanol to diverse market segments, we have planned for an extensive rail siding at the production facility. The use of rail will allow us to quickly move large quantities of ethanol to the markets that provide the greatest return. However, we also expect to have the ability to load and move ethanol by barge down the Mississippi River to the ports of Mobile, AL, New Orleans, LA and west to Houston, TX from an existing loading facility at Hickman, KY or from a new loading facility under construction at Cates Landing in Tiptonville, TN scheduled for completion in Summer 2008. We believe this will provide us additional cost savings. We anticipate that deliveries to the majority of the local markets within 300 miles of Obion, Tennessee will be by truck, and deliveries to more distant markets will be via rail through the Canadian National Railroad Company, which can switch cars to most of the other major railroads, allowing us to easily ship ethanol and distillers grain throughout the United States.

Distillers Grains

In February 2007, we entered into a marketing agreement with a third party to purchase all of the distillers grains we expect to produce. The buyer agrees to pay us 98% of the FOB plant price for all dried distillers (subject to a minimum of $1.50 per ton), 96% of the FOB plant price for all wet distillers (subject to a minimum of $1.50 per ton), and $2.00 per ton for all solubles. The agreement commences on the first day of production and continues for one year. The agreement will continue thereafter until terminated by either party with at least 120 days’ written notice.

The market for distillers grains generally consists of local markets for distillers dried grains and distillers wet grains and national markets for distillers dried grains. In addition, the market can be segmented by geographic region and livestock industry. The bulk of the current demand is for dried distillers grain with solubles (DDGS) delivered to geographic regions without significant local corn or ethanol production. The dairy markets in California and the Southwest represent some of the largest users. Our market strategy includes shipping a substantial amount of our distillers grains as distillers dried grains to these markets by rail. The location of the ethanol plant on a railroad and close to a river port at Hickman, KY and the one under construction in Tiptonville, TN should enable us to efficiently move distillers dried grains to dairy markets in the South and Southwest. We believe that the location of our ethanol plant provides us transportation advantages over ethanol plants in the Midwest when shipping to these regions. This will allow us to capitalize on opportunities to minimize our freight costs.

We will also seek to develop the local markets for distillers grains by encouraging local livestock operations to consider their use. We believe that a potential market exists if local livestock operators become more familiar with the benefits and uses of distillers grains. Our marketing plan includes the development of promotional material to educate users on these benefits. This is of special interest to us as well as the State of Tennessee. Over the past twenty years, Tennessee has gone from an exporter of dairy products to a substantial importer. The development of local markets would help to further reduce our shipping cost and minimize drying costs since we may be able to deliver the distillers grains in the form of distillers wet grains.

We expect that most of the distillers grains that we sell will be in the form of distillers dried grains. If all of our distillers grains are marketed in the form of distillers dried grains, we expect that our ethanol plant will produce approximately 320,000 tons of distillers grains annually.

We will also seek to market our products to regional markets. We believe that based on historic livestock figures and feeding rates, there is potential demand for distillers grains within the Delta and West Agricultural Statistics District of Tennessee. The following tables show the corn supply-demand and distillers grains consumption potential for the periods referenced for the Delta Agricultural Statistics District of Tennessee, according to our feasibility study.

CORN SUPPLY-DEMAND & DDG CONSUMPTION POTENTIAL
Tennessee, D10 DELTA

	Crop Year (Sep-Aug)
Item	95-96	96-97	97-98	98-99	99-00	00-01	01-02	02-03	03-04
	milbu	milbu	milbu	milbu	milbu	milbu	milbu	milbu	milbu
Carryin	—	—	—	—	—	—	—	—	—
Production	14	17	15	14	13	17	22	18	19
Supply	14	17	15	14	13	17	22	18	19
Carryout	—	—	—	—	—	—	—	—	—
Disappearance	14	17	15	14	13	17	22	18	19
of which
Residual Use	—	2	1	1	1	1	2	2	2
Feed Use	3	3	3	3	3	3	3	3	3
of which,
Dairy	0.1	0.1	0.1	—	—	—	—	—	—
Beef cattle	0.7	0.5	0.5	0.5	0.5	0.5	0.5	0.5	0.5
Hogs	1.0	1.1	1.1	1.1	1.0	0.8	0.8	0.8	0.8
Poultry	1.1	1.1	1.3	1.2	1.2	1.2	1.2	1.3	1.3
Other	—	—	—	—	—	—	—	—	—
Exports (+) or Imports (-)
Net of Feed & Residual	11	12	10	10	9	13	18	13	15

DDG Consumption Potential

	000mt	000mt	000mt	000mt	000mt	000mt	000mt	000mt	000mt
Dairy	1	1	1	1	1	1	—	—	—
Beef cattle	10	8	8	7	7	7	7	8	8
Hogs	15	15	16	15	14	11	11	11	11
Poultry	15	16	18	17	17	17	18	18	18
Other	—	—	—	—	—	—	—	—	—
Total	41	40	43	40	39	36	36	38	38

The following tables show the corn supply-demand and distillers grains consumption potential for the periods referenced for the West Agricultural Statistics District of Tennessee, according to our feasibility study.

CORN SUPPLY-DEMAND & DDG CONSUMPTION POTENTIAL
Tennessee, D20 WEST TENNESSEE

	Crop Year (Sep-Aug)
Item	95-96	96-97	97-98	98-99	99-00	00-01	01-02	02-03	03-04
	milbu	milbu	milbu	milbu	milbu	milbu	milbu	milbu	milbu
Carryin	—	—	—	—	—	—	—	—	—
Production	27	33	28	24	23	27	32	29	30
Supply	27	33	28	24	23	27	32	29	30
Carryout	—	—	—	—	—	—	—	—	—
Disappearance	27	33	28	24	23	27	32	29	30
of which
Residual Use	1	4	3	2	2	2	3	3	3
Feed Use	9	10	10	10	9	8	8	8	8
of which,
Dairy	0.7	0.7	0.6	0.6	0.5	0.5	0.5	0.5	0.5
Beef cattle	1.8	1.6	1.6	1.5	1.5	1.5	1.5	1.6	1.6
Hogs	6.4	7.2	7.8	7.4	6.7	5.4	5.3	5.5	5.5
Poultry	0.4	0.4	0.5	0.5	0.5	0.5	0.5	0.5	0.5
Other	—	—	—	—	—	—	—	—	—
Exports (+) or Imports (-)
Net of Feed & Residual	18	20	15	13	12	17	22	18	19

DDG Consumption Potential

	000mt	000mt	000mt	000mt	000mt	000mt	000mt	000mt	000mt
Dairy	10	11	8	8	8	8	7	7	7
Beef cattle	26	23	23	21	21	21	21	23	23
Hogs	90	102	111	105	95	77	75	79	78
Poultry	6	6	7	7	7	7	7	7	7
Other	—	—	—	—	—	—	—	—	—
Total	132	142	149	141	130	112	110	115	115

Carbon Dioxide

We expect that when it is in full operation, the ethanol plant will produce approximately 270,000 tons of carbon dioxide gas annually. We intend to sell the raw carbon dioxide gas we produce direct (“over-the-fence”)  to the end processor who would build a processing facility near the ethanol plant. If we are unable to secure a third-party processor, then we will vent off all of the carbon dioxide we produce into the air.

Future Products

We anticipate that advances in enzyme processes will increase the ethanol yield realized from grain feedstock. These processes are not refined for commercial application at this time, but we anticipate adopting, if possible, technological advances as they become available. Conversations with Monsanto of St. Louis, Missouri have confirmed that Monsanto is working with increased fermentable starch corn genetics. Past successes in extractable starch, genetically modified corn, has shown marked improvements for wet mill plants such as Minnesota Corn Processors (MCP) and ADM. Research continues at Monsanto as well as application of the research in the Monsanto dry mill ethanol production simulation facility. We will continue to keep abreast of the advances in increased fermentable starch corn as well as involve their members in the production of genetically modified corn as advances are made.

The production of ethanol from biomass feedstock is also anticipated to become more economically feasible in future years. We will look for options to benefit from those advances as well. In the interim, the processes we plan to implement are considered to be the most viable for the foreseeable future.

Inputs and Procurement Plan

Corn

We anticipate that we will need to procure approximately 35 million bushels of corn per year for our ethanol plant. Our members are not obligated to deliver corn to us.

Corn Purchasing

In December 2006, we entered into a corn purchasing agreement with Obion Grain Co. for corn obtained in Obion County, Tennessee and the seven contiguous counties in Tennessee and Kentucky. Following is a description of our corn procurement relationship with Obion Grain Co., the seller, as provided for under the corn purchasing agreement:

1.             We will commit to buy a specific number of bushels (the “Committed Bushels”) of seller’s fall corn Harvest (defined below) f.o.b. our planned ethanol plant, up to a maximum of 3,500,000 bushels annually.  The actual number of Committed Bushels will be at seller’s option and will be set on or before August 15 of each Harvest year.

2.             The Committed Bushels will be sold and bought and priced in multiples of 5,000 bushels at 12% above seller’s actual cost of corn at the time of pricing, delivered to the plant (i.e., the cost of delivery shall be borne by seller and is included in the 12% gross margin; and delivery costs to the plant are not considered part of the actual cost of corn).  We will have the right from time to time to inspect the records of seller to determine and verify seller’s cost of corn.  The Committed Bushels will be priced no later than the end of Harvest.  It is contemplated that pricing will be done during CBOT trading hours.  All Committed Bushels must be #2 yellow corn and be a “commercially acceptable product” in accordance with standards and specifications established by us from season to season.  Our established grading standards, premium and discounts schedules, and standardized delivery rules and regulations will apply.

3.             All Committed Bushels bought by us for deferred delivery will be stored by seller at the published tariff rates.  Stored corn will be delivered to us at the plant at our call.

4.             “Harvest”, for purposes of the corn purchasing agreement, shall be the period when combines are actively bringing corn from the fields.  Our commitment to purchase corn from seller under paragraphs 1 and 2 above shall only exist during Harvest.

5.             We shall have no obligation to purchase corn under the corn purchasing agreement until we first take delivery of corn for processing at the plant.

6.             Subject to all terms, provisions and conditions set forth in the corn purchasing agreement, seller shall be the exclusive supplier to us of all corn obtained from farms, storage facilities or grain elevators, whether commercial or privately owned, in Obion County, Tennessee and/or the counties contiguous thereto (i.e., Lake, Dyer, Gibson and Weakley Counties in Tennessee; and Fulton, Hickman and Graves Counties in Kentucky); provided, that only the Committed Bushels will be priced as set forth in paragraph 2 above.

7.             Notwithstanding any term, provision or condition to the contrary set forth in the corn purchasing agreement, the parties further agree as follows:

(a)           It is the expectation of the parties that seller’s price of all corn (including, without limitation, the Committed Bushels) will be at or less than the price (in the ordinary course of business) of other commercially reasonable alternatives;

(b)           The National Grain and Feed Association trade rules shall apply to the sale and purchase of all corn under the corn purchasing agreement;

(c)           The parties shall work together in good faith to develop efficient and effective policies and procedures related to the purchasing and delivery of corn under the corn purchasing agreement, and agree that such policies and procedures shall be subject to annual review of both parties; and

(d)           The corn purchasing agreement shall expire upon either party or its respective successors or assigns ceasing operations permanently, or by mutual consent.

8.             Enforcement of the corn purchasing agreement shall be governed by the Rules of the National Grain and Feed Association.

We expect to satisfy any remaining corn needs on the open market at market prices. The price and availability of corn is subject to significant fluctuation depending upon a number of factors that affect commodity prices generally. These include, among others, crop conditions, crop production, weather, government programs and export demands.

Corn Supply

For our project, we define our feedstock area as the 13-county area surrounding Obion, Tennessee. The following information regarding corn production in this area is derived from information contained in our feasibility study. Annual corn production in these counties has ranged from 48 - 71 million bushels from 1994 to 2003. If we procured all of our corn from this area, we would consume approximately 50 - 75% of this production. Although we do not plan to procure all of our corn from this area, we believe that this area will be able to provide us a significant amount of the corn we need. However, annual yields in these counties have been somewhat more volatile and less predictable than in the U.S. as a whole. Abundant yields (greater than 15% above trend) occurred in 13% of the last 40+ years through 2003. Disastrous yields (greater than 15% below trend) occurred in 23% of the last 40+ years through 2003. The following table is a summary of the corn production of the 13-county area  from 1994 to 2003.

The following table is a summary of the corn production of the 13-county area  from 1994 to 2003.

	Year (Million bushels)
County	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Fulton, KY	3.0	2.5	3.6	3.0	2.9	3.0	4.8	4.8	2.8	3.5
Graves, KY	6.6	5.7	6.0	5.8	5.7	5.1	7.3	8.0	6.4	7.8
Hickman, KY	3.9	3.5	3.9	4.3	4.1	3.9	5.4	5.7	4.2	5.1
Dunklin, MO	1.6	1.2	2.9	2.4	1.8	1.8	2.0	2.1	1.8	2.8
New Madrid, MO	8.6	6.8	12.4	9.9	8.2	8.0	11.4	11.3	12.0	12.8
Pemiscot, MO	1.9	2.0	3.8	2.9	2.4	2.3	2.8	2.9	3.2	4.0
Crockett, TN	0.4	0.4	0.9	0.7	0.6	0.4	0.5	0.4	0.5	0.9
Dyer, TN	1.8	2.0	3.6	2.7	2.5	1.9	2.9	3.8	3.5	3.4
Gibson, TN	6.1	6.0	6.9	6.1	5.5	5.0	6.3	7.2	6.0	7.7
Lake, TN	1.1	1.2	2.0	1.3	1.2	1.1	2.3	2.7	1.4	1.8
Lauderdale, TN	0.8	0.9	1.7	1.8	1.5	1.2	2.3	2.9	2.0	2.2
Obion, TN	8.7	9.4	9.2	7.8	7.0	8.1	8.4	10.3	7.9	9.1
Weakley, TN	6.9	6.6	7.0	5.7	5.7	5.9	6.3	8.7	7.5	8.7
Total	51.3	48.0	63.8	54.4	49.0	47.7	62.6	70.8	59.3	69.5

Corn Prices

Corn prices are evaluated using data from delivered Memphis values, Illinois train values, local farm prices, and Midwest farm prices plus elevation and transportation.

The following table presents historical corn price information for the 13-county area surrounding Obion, Tennessee based on our feasibility study.

	Corn Average Price
	10 Year	5 Year	3 Year
County	93-94 to 02-03	98-99 to 02-03	00-01 to 02-03
Fulton, KY	$2.54	$2.21	$2.27
Graves, KY	$2.54	$2.20	$2.24
Hickman, KY	$2.49	$2.15	$2.19
Dunklin, MO	$2.47	$2.07	$2.10
New Madrid, MO	$2.48	$2.08	$2.11
Pemiscot, MO	$2.47	$2.07	$2.10
Crockett, TN	$2.53	$2.27	$2.32
Dyer, TN	$2.58	$2.32	$2.37
Gibson, TN	$2.53	$2.27	$2.32
Lake, TN	$2.58	$2.32	$2.37
Lauderdale, TN	$2.56	$2.30	$2.35
Obion, TN	$2.56	$2.30	$2.35
Weakley, TN	$2.55	$2.29	$2.34

Average	$2.53	$2.22	$2.26

Corn costs could be slightly higher if we must procure corn from the north. The following table shows that corn prices may be higher if the corn is originated from points north of the 13-county area based on our feasibility study.

	Average Prices
	10 Year	5 Year	3 Year
	93-94 to 02-03	98-99 to 02-03	00-01 to 02-03
Memphis, TN	$2.58	$2.15	$2.21
Illinois Trains	$2.56	$2.15	$2.22
Fulton County, KY	$2.54	$2.21	$2.27

Average Farm Price
Illinois State	$2.42	$2.05	$2.10
Champaign County, IL (Thomasboro)	$2.43	$2.26	$2.11
Kankakee County, IL (Indian Oaks)	$2.39	$2.02	$2.08

Average Illinois	$2.41	$2.04	$2.10
Elevation (Est.)	$0.08	$0.08	$0.08
Transportation (Est.)	$0.13	$0.13	$0.13
Delivered Price	$2.62	$2.25	$2.31

Further, the increased demand for corn from our ethanol plant in the above 13-county area may increase the price of corn. Based on our feasibility study, we believe that our ethanol plant will raise basis by approximately $0.09 per bushel.

Using the historical average from the surrounding area, Midwest corn costs and the estimated basis impact from the ethanol plant, we estimate based on our feasibility study that corn costs for the plant would be approximately $2.62 per bushel. However, the price of corn is volatile and is affected by numerous factors, such as weather, growing conditions, demand and government programs, and our corn costs could be significantly higher (or lower) than what we estimate. Because there appears to be little correlation between the price of ethanol and the price of corn, any significant increase in the price of corn would adversely affect our profitability and financial condition.

Corn Sourcing

We estimate that we will require approximately 35 million bushels of corn annually to produce 100 million gallons of ethanol. Because of our location near the Mississippi River, we believe that we will be able to capitalize on a number of delivery options, thus ensuring long-term availability of the required feedstock at costs that are competitive with other competing ethanol production facilities. Feedstock access will balance:

•             Truck delivery from regional sources in northwest Tennessee and western Kentucky;

•             Barge delivery from low basis locations in the Midwest (i.e. Illinois, Iowa, and Minnesota); and

•             Rail delivery from the same low basis locations in the Midwest, when barge delivery is not available.

In December 2006, we entered into a corn purchasing agreement with Obion Grain Co. for corn obtained in Obion County, Tennessee and the seven contiguous counties in Tennessee and Kentucky, including a commitment to buy up to 3.5 million bushels annually. With rail and barge deliveries, we can also access a relatively large supply of corn from lower basis locations without substantial increases to transportation costs. Accordingly, we plan to source a substantial amount of our corn from the Midwest, which has a lower basis. We believe the key to our competitive advantage in grain procurement will be the relatively low cost of barge transportation. Accordingly, we intend to use barge service as much as possible, but will still be in a position to use rail access and local production as alternatives. We also plan to procure corn via truck deliveries from local regions in Tennessee and Kentucky, which will be limited by the size of local corn production. This corn can be stored and utilized to supplement lower cost barge deliveries as needed when the river freezes. Obion Grain Co. retained ownership of approximately ten acres of land next to our site, and may erect and operate a grain elevator on this land, which may allow more flexibility in sourcing.

Hedging and Risk Management

In order to ensure a constant supply of corn at a predictable price, we will assemble a risk management team to assist with our procurement needs. To the extent possible, we intend to implement a hedging strategy for the various commodities that are inputs to and outputs from the ethanol plant. We intend to base our risk management programs on gross processing margins, as opposed to focusing individually on ethanol, dried distillers gains or corn. The team’s objective is to manage risk as opposed to trading and forecasting commodity prices. Hedging is a means of protecting the price that we will buy or sell a commodity in the future. In a hedging transaction for corn, we will purchase futures contracts that lock in the amount and price of corn that we will purchase at a future date. Whether our hedging activities are successful depends upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Although we will attempt to link hedging activities to sales plans and pricing activities, hedging activities can result in significant costs, especially if we cannot use all of the corn subject to our futures contracts. We intend to hire a nationally recognized leader in commodities procurement and hedging for the purpose of accessing the required feedstocks and other facility inputs and outputs.

We intend to acquire or build sufficient storage to allow for 21 days or more of storage. This will help support our ongoing hedging activities, as well as enable us to purchase large quantities of corn from local production at harvest. This plan is intended to support local agriculture, and help us control transportation costs by taking fewer and larger shipments of corn. We believe this is particularly important during winter months when barge service is not available and we must transport corn via rail, which is often more expensive than barge service.

Utilities

The production of ethanol is a very energy intensive process that requires significant and uninterrupted amounts of electricity and natural gas. We currently have no agreements for the electricity or gas that we need to operate the ethanol plant. If there is any interruption in our supply of energy, such as supply, delivery or mechanical problems, we may have to halt production. Halting production for any extended period of time will harm our business.

Natural Gas

We plan to satisfy our natural gas requirements by arranging construction of a natural gas pipeline to our site. We have entered into a service agreement with Trunkline Gas Company, LLC (a division of Panhandle Energy) to construct the necessary infrastructure and deliver natural gas required by us for a ten-year period beginning May 2008.

We will also need to secure a natural gas provider to supply us with the natural gas required for our plant operations. As illustrated in the chart below from our feasibility study, natural gas prices have increased significantly over the last few years and therefore have had a much greater impact on the cost of producing ethanol, with prices in Tennessee comparable to other major ethanol-producing states. Average price over the three years ended January 2004 in Tennessee was $5.91/mcf. The price of natural gas, like any commodity, could fluctuate and increase significantly.

Electricity

Gibson Electric Membership Corporation, the local electric cooperative, has indicated that they will supply us with the electricity we need for the ethanol plant and to provide us with certain necessary electrical infrastructures. However, we have not entered into any contract with Gibson Electric for these services. As illustrated in the chart below from our feasibility study, electricity prices in Tennessee have been comparable to other cornbelt states. Average prices in Tennessee over both the three year and 10 year periods ended January 2004 was approximately $0.042 per kilowatt-hour. As of December 2005, the Department of Energy’s forecasts for U.S. electricity call for industrial prices to remain relatively flat at between $0.051/Kwh and $0.060/Kwh over the next 10 years. However, the price of electricity, like any commodity, could fluctuate and increase significantly.

Denaturant

Wholesale gasoline will be mixed into the ethanol and used as a denaturant in the ethanol process. Historical Tennessee dealer tankwagon and rack gasoline prices are shown in the following chart from our feasibility study. Each tank of ethanol that we produce will contain a 5% gasoline blend.

Other Inputs

Other inputs to the production process include chemicals, yeast, enzymes and water. In total these inputs account for approximately 6% of total input costs. Of these, chemicals and enzymes are the largest components. We have entered into a three-year utility usage agreement for water and sewer services with the Town of Obion. Under this agreement, we will obtain water at a cost of $0.55 per 1,000 gallons used, and pay another $0.55 per 1,000 gallons of sewer run-off produced.

Transportation and Delivery

We expect that the ethanol plant will have facilities to receive corn by truck and rail and to load ethanol and distillers grains onto trucks and rail cars. We currently have no agreement with any service provider to provide us with the transportation and delivery services that we will need. We intend to negotiate with rail and truck service providers to provide us these services before we begin construction of the ethanol plant. We may look to third-party logistics consultants to assist us with our transportation needs. We have retained Antioch International, Inc. to assist us with the design of our rail system. Our financing plan and our estimated project cost includes significant amounts for railroad improvements to our site.

Ethanol Competition

We expect to be in direct competition with producers of ethanol and other alternative fuel additives. Many of these producers have significantly greater resources than we do. We also expect the number of competitors to increase. The development of other ethanol plants, particularly those in close proximity to our ethanol plant, will increase the supply of ethanol and may result in lower local ethanol prices. Ethanol plants in close proximity will also compete with us for, among other things, corn and personnel.

We will be in direct competition with numerous other ethanol plants that produce the same products that we do. We plan to compete with other ethanol producers on the basis of price and delivery service. Our proposed ethanol plant is expected to produce approximately 100 million gallons of ethanol annually. We believe that this volume will give us certain procurement and production efficiencies over smaller competitors. We believe that we will be able, if necessary, to sell some or all of our products at lower prices because of efficiencies arising from the ethanol plant and our anticipated production volume, and our transportation advantages through barge service.

We expect to be in direct competition with other ethanol producers in close proximity to our proposed ethanol plant. These competitors will compete with us for, among other things, corn and personnel. Because of their close proximity, these competitors may also be more likely to sell to the same markets that we intend to target for our ethanol and distillers grains.

As of March 2007, according to the Renewable Fuels Association, 114 U.S. ethanol plants have the capacity to produce approximately 5.6 billion gallons of ethanol annually, with another 87 plants under construction or expansion expected to add approximately 6.4 billion more gallons of annual productive capacity. A majority of the ethanol production capacity is located in the Midwest, in the corn-producing states of Illinois, Iowa, Minnesota, Nebraska and South Dakota. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, LLC., Cargill, Inc., Hawkeye Renewables, LLC, New Energy Corp., US BioEnergy Corp. and VeraSun Energy Corporation.

The following table identifies U.S. ethanol producers and their current and anticipated production capacities as of March 2007 according to the Renewable Fuels Association. Projects still in the development stage are not included in the table.

U.S. Fuel Ethanol Production Capacity
million gallons per year (mgy)

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansion (mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1,070	275
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn		110
ASAlliances Biofuels, LLC	Albion, NE	Corn		100
	Linden, IN	Corn		100
	Bloomingburg, OH	Corn		100
Aventine Renewable Energy, LLC	Pekin, IL	Corn	207
	Aurora, NE	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52
Big River Resources Grinnell, LLC (joint venture with US Bio)	Grinnell, IA	Corn		50
Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo		55
Broin Enterprises, Inc.*	Scotland, SD	Corn	11
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85

	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
CassCo Amaizing Energy, LLC	Atlantic, IA	Corn		110
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central Illinois Ethanol, LLC	Canton, IL	Corn		37
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn		60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5
Dexter Ethanol, LLC	Dexter, IA	Corn		100
E Energy Adams, LLC	Adams, NE	Corn		50
E3 Biofuels	Mead, NE	Corn		24
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn		40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn		100
Frontier Ethanol, LLC	Gowrie, IA	Corn	60
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn		55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50	50
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn		57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	60	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
Heartland Corn Products*	Winthrop, MN	Corn	35
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O’Neill, NE	Corn		100
Horizon Ethanol, LLC	Jewell, IA	Corn	60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40

James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Liquid Resources of Ohio	Medina, OH	Waste beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Millennium Ethanol	Marion, SD	Corn		100
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn	45
Missouri Valley Renewable Energy, LLC*	Meckling, SD	Corn		60
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn		35
	Burley, ID	Corn		50
Panda Energy	Hereford, TX	Corn/milo		100
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain/Sorghum		30
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Cedar Rapids, IA	Corn		45
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn		55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Pinnacle Ethanol, LLC	Corning, IA	Corn		60
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC*	Arthur, IA	Corn		110
Plymouth Ethanol, LLC*	Merrill, IA	Corn		50
Prairie Ethanol, LLC	Loomis, SD	Corn	60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Premier Ethanol	Portland, IN	Corn		60
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, LLC*	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130

Renova Energy	Torrington, WY	Corn	5
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	40
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	50
Southwest Iowa Renewable Energy, LLC*	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Summit Ethanol	Leipsic, OH	Corn		60
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tama Ethanol, LLC	Tama, IA	Corn		100
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn		110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn		52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	250	400
	Woodbury, MI	Corn
	Hankinson, ND	Corn
	Central City, NE	Corn
	Ord, NE	Corn
	Dyersville, IA	Corn
	Janesville, MN	Corn
U. S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	230	330
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
	Welcome, MN	Corn
	Hartely, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western New York Energy, LLC	Shelby, NY	Corn		50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/milo		100
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5	35
Yuma Ethanol	Yuma, CO	Corn		40
Total Current Capacity			5,633.4
Total Under Construction/Expansion				6,394.9
Total Capacity			12,028.3

*                    locally-owned

We expect to be in direct competition with other ethanol producers in close proximity to our proposed ethanol plant. These competitors will compete with us for, among other things, corn and personnel. Because of their close proximity, these competitors may also be more likely to sell to the same markets that we intend to target for our ethanol and distillers grains.

We may also compete with ethanol that is produced or processed in certain countries in Central America and the Caribbean region, Brazil and other countries. Ethanol produced in the Caribbean basin and Central America may be imported into the United States at low tariff rates or free of tariffs under the Caribbean Basin Initiative and the Dominican Republic—Central America—United States Free Trade Agreement. According to the Renewable Fuels Association, Brazil produced approximately 4.5 billion gallons of ethanol in 2006. Although tariffs presently impede large imports of Brazilian ethanol into the United States, low production costs, other market factors or tariff reductions could make ethanol imports from various countries a major competitive factor in the U.S.

Alternative Fuel Additives

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by various ethanol and oil companies that have far greater resources than we do. New products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us and harm our business.

The development of ethers intended for use as oxygenates is also continuing. Methyl tertiary butyl ether, or “MTBE,” is a petrochemical produced by combining isobutylene (a product of the refining industry) with methanol. We expect to compete with producers of MTBE, which costs less to produce than ethanol. MTBE is an oxygenate commonly used in fuels for compliance with the federal Clean Air Act. Many major oil companies produce MTBE. These companies have significant resources to market MTBE and to influence legislation and public perception of MTBE. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

WARNING REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements involving future events, future business and other conditions, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “should,” “could,” “may,” “future,” “continue,” “potential” or the negatives of these terms or other similar expressions. These statements are based on management’s beliefs and expectations and on information currently available to management. Some of the sections of this report that contain forward-looking statements include Item 1 (Description of Business) and Item 6 (Management’s Discussion and Analysis or Plan of Operation) Forward-looking statements are contained in other sections as well.

Forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Important factors that could significantly affect our current plans, anticipated actions and future financial condition and results include, among others, those matters discussed under the heading “Risk Factors” and elsewhere in this report. Our actual results or actions may differ materially from those set forth in the forward-looking statements for many reasons, including events that are beyond our control or assumptions not proving to be accurate or reasonable. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. We cannot guarantee our future results, levels of activity, performance or achievements. We are not obligated to update the forward-looking statements contained in this report for any reason.

RISK FACTORS

Risks Related to the Units

The units have no public market, no public market is expected to develop, and consequently, it may be difficult for you to sell your units.

Although we expect matching services to be available to help match members who want to sell with persons who want to buy, there is no public trading market for the units and we do not expect one to develop in the foreseeable future. To maintain our partnership tax status, we do not intend to list the units on any stock exchange or automatic quotation system such as the Nasdaq Stock Market. Consequently, you may have to hold your units for an indefinite period of time because it may be difficult for you to sell your units.

There are significant restrictions on transferring the units, which may make your units unattractive to prospective purchasers and may prevent you from selling them when you desire.

Investing in our units should be considered a long-term investment. Your ability to transfer your units is restricted by our Operating Agreement. You may not transfer your units unless the transfer is a “permitted transfer.” Permitted transfers are transfers approved by the Board of Governors and that satisfy certain conditions and restrictions set forth in Section 10 of our Operating Agreement. In particular, transfers that would cause us to be deemed a “publicly traded partnership” and thus lose our partnership tax status are generally prohibited. In addition, a transferee of units generally may not become a member unless the transferee is approved by the Board of Governors and satisfies certain conditions and restrictions set forth in Section 10. See “Description of Capital Units and Operating Agreement—Restrictions on Transfer” and “Federal Income Tax Considerations” for more information. These restrictions may make your units unattractive to prospective transferees, and may prevent you from selling your units when you desire.

VBV LLC controls us, with the remainder of our members having little or no control over our affairs.

VBV LLC beneficially owns approximately 62.0% of our capital units and is able to appoint a majority of our governors. Other members have no right to participate in management other than to elect (beginning with the 2009 annual meeting of the members) or appoint the remaining governors and to vote on certain limited specified matters. Even on those specified matters, other members have no control because VBV would hold a majority of the members’ voting power. This majority ownership would make it very difficult to effect changes to our management or affairs, which makes a change in control and some transactions difficult to accomplish and may make your units unattractive to prospective purchasers.

VBV and a limited number of other members acting individually or together hold appointment rights to a substantial majority of our board of governors, may control the election of the remaining board seats, and will control substantially all matters requiring member approval. Their interests may not always coincide with our interests as a company or with the interests of other unit holders. Accordingly, they could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may not agree.

Under our Operating Agreement, you may be required to sell or liquidate your investment earlier than you desire or for payment different in amount or kind than you desire, or to hold a substantially changed investment.

Under our Operating Agreement, mergers, consolidation, dissolution or sale of all or substantially all of our assets can be effected with the approval of a majority of our governors and the holders of a majority of our units. If the governors and members approve of such a matter, you will be bound to it because under our Operating Agreement you have waived any right to dissent or seek payment of the fair value of your units.

In addition, if the holder(s) of a majority of our units then outstanding propose to sell or otherwise transfer more than 50% of the outstanding units to an unaffiliated third party, the majority holder(s) will grant the minority unit holders the right to participate in such transaction and shall require the proposed transferee(s) to purchase their units on a pari passu basis, on substantially equivalent terms and for the same per unit consideration. Individual minority investors will not be entitled to participation rights unless a majority of the minority holders elect to do so, in which case all minority holders will be required to participate on a pro rata basis. Similarly, the majority holder(s) generally may, at its option, require the minority unit holders to sell their units to the proposed transferee(s), again on a pari passu basis, on substantially equivalent terms and for the same per unit consideration. Minority holders may also be required to sell or liquidate their investments in the event of various other types of proposed majority interest transfers. If the terms applicable to the minority holders in those other types of transactions are not substantially equivalent as determined by a majority of the Governors appointed or elected to the Board by the minority holders, a majority of the minority holders shall have the right to approve of those different terms on behalf of all minority holders. In addition, if determined by the Board, all members are required to cooperate with the conversion of the company to a corporation or other entity, including tendering their units in exchange for equity interests in a successor corporation or other entity.

VBV holds a majority of our units and is able to appoint a majority of our governors. As a result, VBV would have complete control over mergers, consolidation, dissolution or sale of all or substantially all of our assets. VBV would also generally be able to require you to dispose of your units in connection with proposed sales of a majority interest or various other types of proposed majority interest transfers, and to require you to cooperate with a conversion to a corporation or other entity. As a result, you may be required to sell or liquidate your investment earlier than you desire or for payment different in amount or kind than you desire, or to hold a substantially changed investment.

Investors in our first seed round financing may have the right to rescind their purchases.

The memorandum used in the first seed round offering did not describe events relating to Alvin D. Escue’s involvement in certain legal proceedings that investors may have considered material to an evaluation of the ability or integrity of Mr. Escue in his then capacity as a governor, promoter and our President and Chief Executive Officer that investors may have considered material to their investment decision. In particular, the memorandum did not disclose the fact that Mr. Escue had been involved in various legal proceedings over the preceding ten year period. Further, the memorandum did not describe the business experience of Mr. Escue.

The capital units issued in our first seed round offering were sold to residents of the State of Tennessee who subscribed for units during the period from December 8, 2004 through January 21, 2005. We became aware of the above matters in July 2005 upon conducting further background investigations of our governors and officers in connection with establishing our accounting and control systems. The omissions regarding Mr. Escue may have caused these sales to be made in violation of Rule 10b-5 under the Securities Exchange Act of 1934, as amended, and under the corresponding provisions of Tennessee law contained in Section 48-2-121(a) of the Tennessee Securities Act of 1980, as amended. As a result of these potential securities violations, we offered to rescind the units purchased by each of the seed round investors, pursuant to Section 48-2-122 of the Tennessee Securities Act and the November 14, 1986 Tennessee Policy Statement on rescission offers. The rescission offers were made in writing in September 2005, subject to acceptance by subscribers within 30 days from the offer date. Five investors (out of 31) who had purchased a total of 167,651 units accepted our offer within the 30-day period, and we repurchased their units for the original purchase price plus interest. Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of securities that was made in violation of federal securities laws. Because only $75,000 in unit sales were rescinded out of the $1,000,000 total first seed round, we may continue to be liable for the remaining $925,000 plus interest under federal securities laws.

Risks Related to Our Debt Financing

Our debt financing agreements contain restrictive covenants that limit distributions and impose restrictions on the use of working capital, and these restrictions could have a material adverse effect upon our business and reduce the value of your investment.

We plan to use a significant amount of debt financing to complete our project. We may also need to procure additional debt financing to operate the ethanol plant following construction. We have agreements in place with CoBank, ACB and Farm Credit Services of Mid-America for $90,000,000 in term financing and a $5,000,000 seasonal line of credit. These lenders require that we first spend the proceeds we have raised in our equity offerings before they release any loan proceeds to us.

The use of debt financing may make it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. Our debt may have important implications on our operations, including, among other things:

•             Limiting our ability to obtain additional debt or equity financing;

•             Making us vulnerable to increases in prevailing interest rates;

•             Placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;

•             Subjecting all or substantially all of our assets to liens, which means that there may be virtually no assets left for unit holders in the event of a liquidation;

•             Limiting our ability to adjust to changing market conditions, which could make us more vulnerable to a downturn in the general economic conditions of our business; and

•             Limiting our ability to make business and operational decisions regarding our business and our subsidiaries, including, among other things, limiting our ability to pay distributions to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

The terms of our debt financing agreements contain financial, maintenance, organizational, operational and other restrictive covenants. If we are unable to comply with these covenants and service our debt, we may lose control of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which would result in a material adverse effect upon our business and reduce the value of your investment.

Risks Related to Construction and Development of the Ethanol Plant

The cost of the project may increase significantly and this may require us to obtain additional capital, which may be difficult and expensive to obtain, or may not be available at all.

We have estimated our total project cost at approximately $158,977,000 based in part on our design-build agreement with Fagen, Inc., and there is no assurance that the final cost of the project will not be higher. Certain events and conditions, including among others, delays, change orders we may submit and site conditions that may differ from what we expect could lead to significant increases in our project costs. Delays and changes are not uncommon in construction projects such as the one we intend to engage in. We may modify or change the location of the ethanol plant if we do not move forward with the proposed site, if we find another site that better suits our needs or if we cannot obtain the necessary permits and approvals or utilities and other services at our proposed site, or cannot obtain them at a reasonable cost. Changing the location of the ethanol plant from the proposed site would require a waiver of our covenants with Obion Grain and may increase the cost of the project and delay construction and start-up operation of the ethanol plant.

We have based our capital needs on the estimated $158,977,000 in total project costs. Increases in the cost of the ethanol plant will require us to procure additional equity and/or debt financing, which may be difficult and expensive to obtain, or may not be available at all. The terms of any additional financing may hinder our ability to generate revenue and service our debt.

Delays may hinder our ability to timely commence operations and service our debt.

Delays could occur because of, among other things, acts of God, defects in material or workmanship, labor or material shortages, permitting or zoning delays, our assumptions not materializing, our changing the location of the ethanol plant from the proposed site, or the need to obtain additional capital. We have developed what we believe to be a reasonable timetable for completing the project. Our schedule depends upon the accuracy of the assumptions underlying our plan of operations. Our assumptions are based in part upon plans that are not yet final or executed. The definitive versions of such plans may not materialize or if they do materialize, may not prove to be reasonable. This could delay completion of the ethanol plant. Delays will hinder our ability to timely commence operations, generate revenue and service our debt. If this occurs, we may have to seek permission from the lender to delay repayment of our debt, and this could be expensive.

We will depend on key service providers for our ethanol plant project, whose failure to perform on a timely basis or at all could force us to abandon our business or hinder our ability to operate profitably.

We are highly dependent upon Fagen, Inc. and ICM, Inc. to design and build the plant. Under our design-build agreement, Fagen will serve as our general contractor and will engage ICM to provide design and engineering services. We are also highly dependent upon Fagen’s and ICM’s experience and ability to train our personnel in operating the plant. If Fagen were to terminate its relationship with us, there is no assurance that we would be able to obtain a replacement general contractor. Any such event may force us to abandon our business.

Fagen and ICM are also involved with a number of other ethanol projects. Their involvement with other projects may take time away from their working on our project and delay the completion and start-up operation of our ethanol plant, which would harm our business and our ability to generate revenue and service our debt.

We may encounter defects in material, workmanship or design, which may hinder our ability to efficiently operate the ethanol plant.

Defects in material, workmanship or design are not uncommon in construction projects such as ours. If the ethanol plant is built and does not operate to the level anticipated by us in our business plan, we will rely on Fagen, Inc. and ICM, Inc. to adequately address such deficiency. There is no assurance that Fagen and/or ICM will be able to correct such deficiency in an acceptable manner or otherwise will have the financial resources to correct or pay for such deficiency. The performance guarantees from Fagen are unsecured and we may not be able to recover any losses we sustain arising from such deficiencies. Failure to do so could cause us to halt or discontinue our production of ethanol, which could damage our ability to generate revenues.

Risks Related to Our Operations and Market

Because we are recently formed and have virtually no operating history or experience operating an ethanol plant, we may have difficulties successfully completing and operating the ethanol plant.

We are a start-up business venture with no operating history and limited resources. Since our inception to December 31, 2006, we have an accumulated deficit of approximately $1,999,000. We expect to continue incurring significant losses until we construct and commence operation of our proposed ethanol plant. We are dependent on our officers and governors to manage our business and development. Our officers and governors have no experience managing and operating an ethanol business. Our lack of an operating history and inexperience may make it difficult for us to successfully complete and operate the ethanol plant. If we do not successfully complete and operate the ethanol plant, the value of your units will decline. We cannot assure you that we will be able to successfully operate the ethanol plant. We have not been profitable since our inception and we may never achieve profitability. We can give you no assurance that we will ever generate revenue or that any revenue we do generate will be sufficient for us to continue our operations.

If ethanol production continues to increase without offsetting increases in demand, the price of ethanol and distillers grains may decrease.

Ethanol production has grown significantly and rapidly in recent years. We expect that the number of ethanol producers and the amount of ethanol and its co-product, distillers grains, produced will likely continue to increase. We cannot assure you that the demand for ethanol and distillers grains will similarly continue to increase. The demand for ethanol is dependent upon numerous factors such as governmental regulations, governmental incentives, whether the phase out or restrictions on the use of MTBE continues and the development of other technologies or products that may compete with ethanol. Ethanol is generally used as a gasoline additive, and the use of blends containing as much as 85% ethanol is a very limited submarket that may or may not grow larger in the future. Demand for distillers grains depends upon various factors such as the strength of the local and national beef and dairy cattle industry, and the availability of other feed products at more economical prices. An increase in the supply of ethanol and distillers grains, without offsetting increases in demand, could lead to lower ethanol and distillers grains prices. Decreases in the price of ethanol and distillers grains will result in us generating lower revenue and lower profit margins, if any.

Corn prices will fluctuate and could increase significantly in the future, which will increase our operating costs and adversely affect our operating results because we may not be able to pass any of the increased costs on to our customers.

We will require significant amounts of corn to produce ethanol. The price of corn, as with most other crops, is affected by weather, disease, changes in government incentives, demand and other factors. A significant reduction in the supply of corn because of weather or disease, or increases in the demand of corn because of increased ethanol production or other factors, could result in higher corn prices. There is little correlation between the price of corn and the price of ethanol. Thus, increases in corn prices will generally produce lower profit margins because the price we can obtain for ethanol may not increase. Substantial increases in the price of corn in 1996 caused some ethanol plants to temporarily cease production or operate at a loss. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. If corn prices increase, our production costs will increase and our profit margins will decrease because we may not be able to pass any of the increased costs on to our customers.

Based on our feasibility study, the historical average price of corn is significantly higher in the area in which we intend to build the ethanol plant than in cornbelt states where the bulk of ethanol production is located. We also expect to rail in a substantial amount of the corn we will need. These factors may make our project particularly sensitive to the general ethanol production risk of a lack of correlation between input costs and output prices.

Hedging transactions could significantly increase our operating costs if we incorrectly estimate our corn requirements and are not able to utilize all of the corn subject to our futures contracts.

We may attempt to minimize the effects of fluctuations in the price of corn on our operations by taking hedging positions in the corn futures markets. Hedging is a means of protecting the price at which we will buy corn in the future. In a hedging transaction, we will purchase futures contracts that lock in the amount and price of corn that we will purchase at a future date. Whether our hedging activities are successful depends upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Although we will attempt to link hedging activities to sales plans and pricing activities, hedging activities can result in significant costs, especially if we cannot use all of the corn subject to our futures contracts.

We will face intense competition from competing ethanol and other fuel additive producers, and we may not have sufficient resources to compete with these entities.

Competition in the ethanol industry is intense. We will face formidable competition in every aspect of our business, and particularly from other companies that are seeking to develop large-scale ethanol plants. We will face competitive challenges from larger facilities and organizations that produce a wider range and larger quantity of products than we can, and from other plants similar to our proposed ethanol plant. Our ethanol plant will be in direct competition with other ethanol producers, many of which have more experience and greater resources than we do. Some of these producers are, among other things, capable of producing a significantly greater amount of ethanol and will compete with us for corn and product markets. Nationally, the ethanol industry may become more competitive given the substantial amount of construction and expansion that is occurring in the industry. We may also compete with ethanol that is produced or processed in certain countries in Central America and the Caribbean region, Brazil and other countries. Although tariffs presently impede large imports of Brazilian ethanol into the United States, low production costs, other market factors or tariff reductions could make ethanol imports from various countries a major competitive factor in the U.S.

In addition, we must also compete against producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether or MTBE. Many major oil companies produce MTBE and strongly support its use because it is petroleum-based. These major oil companies have substantial resources to market MTBE, to develop alternative products, and to influence legislation and the public’s perception about the relative benefits of MTBE and ethanol. These companies also have sufficient resources to build plants and begin producing ethanol should they choose to do so. We may not have sufficient resources to compete against the ethanol and other fuel additive producers in the industry.

Technological advances could significantly decrease the cost of producing ethanol or result in the production of higher quality ethanol, and if we are unable to adopt or incorporate technological advances into our operations, our proposed ethanol plant could become uncompetitive or obsolete.

We expect that technological advances in the processes and procedures for producing ethanol will continue to occur. It is possible that those advances could decrease the cost of producing ethanol or result in the production of higher quality ethanol. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our ethanol plant to become uncompetitive.

For example, the current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue, and municipal solid waste. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Another trend in ethanol production research is to produce ethanol through a chemical process rather than a fermentation process, thereby significantly increasing the ethanol yield per pound of feedstock. Although current technology does not allow these production methods to be competitive, new technologies may develop that would allow these methods to become viable means of producing ethanol in the future.

In addition, alternative fuels, additives and oxygenates are continually under development. Alternative fuel additives that can replace ethanol may be developed, which may decrease the demand for ethanol. It is also possible that technological advances in engine and exhaust system design and performance could reduce the use of oxygenates, which would lower the demand for ethanol.

If we lose the services of marketers, it may be difficult to sell the ethanol and distillers grains that we produce.

We do not intend to hire a sales staff to market our ethanol and distillers grains. We have entered into agreements with third party distributors to market and sell our ethanol and distillers grains. If any of the entities that we have contracted with breaches or terminates our distribution contracts or is unable to provide any of the services contracted for, we will not have any readily available means to sell our ethanol and distillers grains. Our dependence on these distributors means that our financial performance depends upon the financial health of the distributors we contract with. We cannot assure you that we will be able to find a suitable replacement if a distributor fails to perform.

Further, these third party distributors have relationships and agreements with other ethanol producers. It is possible that a distributor’s ability or willingness to market and sell our products could be impaired by agreements that the distributor may have with other entities not related to us. Consequently, we may not obtain the best possible prices for our products.

Any interruption in our natural gas or electricity supply may force us to halt operations and significant increases in the price of natural gas or electricity may increase our cost of operation.

We will require a significant amount of natural gas and electricity to operate our ethanol plant. The price of natural gas and electricity, like other commodities, fluctuate significantly. Any significant increase in the price of gas or electricity will result in increased operating costs. These increased operating costs will likely lead to lower profit margins because the price of ethanol has little correlation with production costs. Further, natural gas will be the only thermal heating source for our ethanol plant and electricity will be our only source of power, and if there were any interruptions in supply, we would have to halt operations. An interruption in supply or problems with delivery could have a material adverse effect on our business.

Our operating costs could be higher than we expect, and this could reduce any distributions we may make.

In addition to general market fluctuations and economic conditions, we could experience significant operating cost increases from numerous factors, many of which are beyond our control. These increases could arise from, among other things:

•             Higher natural gas or thermal energy and electricity prices;

•             Higher labor costs, particularly if there is any labor shortage; and

•             Higher transportation costs because of greater demands on truck, rail and barge transportation services.

In addition, operating the ethanol plant subjects us to ongoing compliance with applicable governmental regulations, such as those governing pollution control, occupational safety, and other matters. We may have difficulty complying with these regulations and our compliance costs could increase significantly. Any increases in operating costs will result in lower profit margins because we may be unable to pass any of these costs on to our customers.

The price of distillers grains is affected by the price of competing commodity products, such as soybeans and corn, and decreases in the price of these commodities could decrease the price of distillers grains, which will decrease the amount of revenue we may generate.

Distillers grain competes with other protein based animal feed products. The price of distillers grain may decrease when the price of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as soybeans and corn, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grain. Because the price of distillers grain is not tied to production costs, decreases in the price of distillers grains will result in us generating less revenue and lower profit margins.

If we do not secure a third party processor to process the raw carbon dioxide we produce, we will not be able to sell any carbon dioxide and will have to emit it into the air, which could subject us to future environmental claims.

We intend to contract with a third party processor to build a processing facility next to our proposed ethanol plant and purchase the raw carbon dioxide we produce. We cannot assure you that we will be able to secure a processor on acceptable terms, or at all. If we do not contract with a processor to build a processing facility next to our ethanol plant, we will not be able to sell any of the carbon dioxide we produce and will have to emit it into the air. This will result in the loss of a source of revenue and could subject us to future environmental claims.

Because we will be primarily dependent upon one product, our business will not be diversified, and we may not be able to adapt to changing market conditions or endure any decline in the ethanol industry.

Our success depends on our ability to timely construct the ethanol plant and efficiently produce ethanol. We do not have any other lines of business or other sources of revenue to rely upon if we are unable to produce and sell ethanol and distillers grains, or if the market for those products decline. Our ethanol plant will not have the ability to produce any other products. Our lack of diversification means that we may not be able to adapt to changing market conditions or to weather any significant decline in the ethanol industry.

Competition for qualified personnel in the ethanol industry is intense and we may not be able to hire and retain qualified governors, engineers, and operators to efficiently operate the ethanol plant.

When construction of the proposed ethanol plant nears completion, we will need a significant number of employees to operate the ethanol plant. Our success depends in part on our ability to attract and retain competent personnel to a rural community. We must hire qualified managers, engineers, and accounting, human resources, operations and other personnel. Competition for employees in the ethanol industry is intense. We cannot assure you that we will be able to attract and maintain qualified personnel. If we are unable to hire and maintain productive and competent personnel, the amount of ethanol we produce may decrease and we may not be able to efficiently operate the ethanol plant.

Our proposed site is located near the New Madrid fault, which makes us vulnerable to a potential large earthquake.

The site on which we intend to build the ethanol plant is located near the New Madrid fault. Historically, this area has been the site of some of the most severe earthquakes in North America. In 1811 and 1812, three earthquakes with magnitude estimates of approximately 7.8, 8.0 and 8.1 occurred during a three-month period. The largest earthquakes since that time were in 1843 and 1895 with magnitude estimates of 6.0 and 6.2, respectively. Scientists predict that there is a significant chance of an earthquake of at least magnitude 6.0 and as much as 8.0 occurring sometime during the next 50 years. While we expect the ethanol plant to be built with significant structural reinforcements in light of these risks, we cannot assure you that a severe earthquake would not cause material damage to the facility. This could substantially reduce the value of the facility and cause us to halt or discontinue our production of ethanol, which could damage our ability to generate revenues.

Risks Related to Our Structure and Relationships with Affiliates

We may issue additional units in the future, and this could dilute your ownership interest in us, which could reduce your share of any distribution that we may make and reduce your voting power.

Under our Operating Agreement, we are authorized to issue up to 250,000,000 capital units. As of March 23, 2007, we have 39,944,116 units outstanding and we have granted options to purchase up to a total of 55,884 additional units, for a total of 40,000,000 units on a fully-diluted basis. Consequently, we could offer and sell a significant amount of additional units without seeking the approval of our members. The sale of additional units or rights to purchase additional units could lower the value of your units by diluting your ownership interest in us, reducing your voting power and reducing the amount of any distribution that we may make to you.

Under our Operating Agreement, it may be difficult for you to enforce claims against an officer or governor, which means that you may not be able to recover any losses you may suffer through your ownership of the units arising from acts of our officers and governors that harm our business.

Our officers and governors must discharge their duties with reasonable care, in good faith and in our best interest. Despite this obligation, our Operating Agreement limits an officer’s and governor’s liability to us and our members. Officers and governors are generally not liable to us or our members for monetary damages for breaches of fiduciary duty, unless it involves (a) a breach of duty of loyalty to us or our members, (b) acts or omissions that are not in good faith or involve intentional misconduct or a knowing violation of law or, with respect to officers, for acts of gross negligence, (c) knowing violations of the securities laws of Tennessee or for illegal distributions, or (d) a transaction from which is derived an improper personal benefit. These limitations could limit your rights to enforce claims against our officers or governors.

There are conflicts of interest in our business, because we have relationships with and may enter into additional transactions with our officers, governors, and affiliates, which could impair an interested officer’s or governor’s ability to act in our best interest.

Conflicts of interest exist and may arise in the future because of the relationships between and among our officers, governors, affiliates and us, their interests in other ethanol projects or competing businesses, and the fact that we have entered into and may from time to time in the future enter into transactions with our officers, governors and affiliates. Although we will examine these conflicts from time to time, we have not established any formal procedures to address or resolve any conflicts of interest. Conflicts of interest could have adverse consequences for our business or you because our governors and officers may place their personal interests (including the interests of the other businesses with which they are affiliated) ahead of our interests. For more information on certain of our existing and prospective relationships and conflicts, please see Item 12 (Certain Relationships and Related Transactions, and Director Independence).

Government and Regulatory Risks

The use and demand for ethanol is dependent on various environmental regulations and governmental programs that could change and cause the demand for ethanol to decline.

There are various federal and state laws, regulations and programs that have led to increased use of ethanol in fuel. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol. Certain states oppose the use of ethanol because they must ship ethanol in from other corn producing states, which could significantly increase gasoline prices in the state. Material changes in environmental regulations regarding the use of MTBE or the required oxygen content of automobile emissions or the enforcement of such regulations could decrease the need to use ethanol. For example, the Energy Policy Act of 2005 eliminated the reformulated oxygenate standards under the Clean Air Act. Future changes in the law may further postpone or waive requirements to use ethanol.

Other laws, regulations and programs provide economic incentives to ethanol producers and users. The passage of pending federal or state energy legislation or any other revocation or amendment of any one or more of these laws, regulations or programs could have a significant adverse effect on the ethanol industry and our business. We cannot assure you that any of these laws, regulations or programs will continue in the future. Some of these laws, regulations and programs will expire under their terms unless extended, such as the federal partial excise tax exemption for gasoline blenders who use ethanol in their gasoline, which is scheduled to expire in December 2010. Government support of the ethanol industry could change and Congress and state legislatures could remove economic incentives that enable ethanol to compete with other fuel additives. The elimination or reduction of government subsidies and tax incentives could cause the cost of ethanol-blended fuel to increase. The increased price could cause consumers to avoid ethanol-blended fuel and cause the demand for ethanol to decline.

Compliance with new and existing environmental laws and rules could significantly increase our construction and start-up costs, and force us to delay or halt construction or operation.

To construct the ethanol plant, we will need to obtain and comply with various permitting requirements. As a condition to granting necessary permits, regulators could make demands that increase our costs of construction and operations, in which case we could be forced to obtain additional debt or equity capital. Environmental issues, such as contamination and compliance with applicable environmental standards could arise at any time during the construction and operation of the ethanol plant. If this occurs, it would require us to spend significant resources to remedy the issues and may delay or prevent construction or operation of the ethanol plant. This would significantly increase the cost of the project. We cannot assure you that we will be able to obtain and comply with all necessary permits to construct and operate the ethanol plant. Failure to obtain and comply with all applicable permits and licenses could halt our construction and operation and could subject us to future environmental claims.

Our business is subject to extensive and potentially costly environmental regulations that could change and significantly increase our operating costs.

The ethanol plant will be subject to environmental regulation by the state in which the plant is located and by the United States Environmental Protection Agency (“EPA”). For example, our ethanol plant will be subject to environmental regulations of the Tennessee Department of Environment and Conservation and the EPA. These regulations could result in significant compliance costs and may change in the future. For example, although carbon dioxide emissions are not currently regulated, some authorities support restrictions on carbon dioxide emissions that, if adopted, could have a significant impact on our operating costs because we may have to emit a significant amount of carbon dioxide into the air. Also, the state environmental agencies or the EPA may seek to implement additional regulations or implement stricter interpretations of existing regulations. Recently, the EPA cautioned ethanol producers that it is prepared to sue companies whose plants do not comply with applicable laws and regulations. In a recent test of certain ethanol plants, the EPA expressed concerns over the discovery of certain “volatile organic compounds,” some of which may be carcinogenic. Changes in environmental regulations or stricter interpretation of existing regulations may require additional capital expenditures or increase our operating costs. In addition, because our proposed ethanol plant will be a 100 million gallon per year ethanol plant, it may be more difficult and costly for us to comply with applicable environmental regulations than smaller ethanol plants.

In addition, the ethanol plant could be subject to environmental nuisance or related claims by employees, property owners or residents near the ethanol plant arising from air or water discharges. These individuals and entities may object to the air emissions from our ethanol plant. Ethanol production has been known to produce an unpleasant odor to which surrounding residents and property owners could object. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

Risks Related to Tax Issues in a Limited Liability Company

If we are not taxed as a partnership, we will pay taxes on all of our net income and you will be taxed on any earnings we distribute, and this will reduce the amount of cash available for distributions to holders of our units.

We expect to be treated as a partnership for federal income tax purposes. This means that we will not pay any federal income tax, and our members will pay tax on their share of our net income. We cannot assure you, however, that we will be able to maintain our partnership tax treatment. If we fail to qualify for partnership taxation for whatever reason, then we may be taxed as a corporation. As a corporation, we would be taxed on our taxable income at rates of up to 35% for federal income tax purposes. Further, you would generally be required to treat distributions that we make to you as corporate dividends. These distributions would not be deductible by us, thus resulting in double taxation of our earnings and profits. This would also reduce the amount of cash we may have available for distributions.

Your tax liability from your allocated share of our taxable income may exceed any cash distributions you receive, which means that you may have to satisfy this tax liability with your personal funds.

Because we are treated as a partnership for federal income tax purposes, all of our profits and losses “pass-through” to our unit holders. You must pay tax on your allocated share of our taxable income every year. You may receive allocations of taxable income that exceed any cash distributions we make to you. This may occur because of various factors, including but not limited to, accounting methodology, the specific tax rates you face, and payment obligations and other debt covenants that restrict our ability to pay cash distributions. If this occurs, you may have to pay income tax on your allocated share of our taxable income with your own personal funds.

Any audit of our tax returns resulting in adjustments could cause the IRS to audit your tax returns, which could result in additional tax liability to you.

The IRS may audit our tax returns and may disagree with the tax positions that we take on our returns. The rules regarding partnership allocations are complex. The IRS could successfully challenge the allocations set forth in our Operating Agreement and reallocate items of income, gains, losses, deductions or credits in a manner that adversely affects our unit holders. If challenged by the IRS, the courts may not sustain the position we take on our tax returns. An audit of our tax returns could lead to separate audits of your personal tax returns, especially if adjustments are required. This could result in adjustments on your personal tax return and in additional tax liabilities, penalties and interest to you.

Item 2.    Description of Property.

In December 2006, we purchased a 230-acre green field site near Obion, Tennessee on which to locate our proposed ethanol plant.

Item 3.    Legal Proceedings.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

A special meeting of the members was held on November 16, 2006, for the purpose of voting on a proposed Amended and Restated Operating Agreement and proposed Articles of Amendment to our Articles of Organization, each as described in the proxy soliciting materials distributed to the members. The proposed Amended and Restated Operating Agreement and proposed Articles of Amendment were previously approved by our Board of Governors as necessary or advisable in connection with the initial public offering of our capital units.

The number of units held by members represented at the meeting, in person or by proxy, was 4,261,692. As to the proposed Amended and Restated Operating Agreement, members holding 4,172,278 units voted in favor, no members voted against and members holding 89,414 units abstained. As to the proposed Articles of Amendment, members holding all 4,261,692 units voted in favor.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for our capital units. As of March 15, 2007, there are approximately 150 holders of record of our capital units.

Distributions

We will not declare any distributions until we begin generating revenue. We do not expect to generate any revenue until we begin operating our proposed ethanol plant. After we begin generating revenue, we intend to distribute our net cash flow to our unit holders ratably in proportion to their units held, subject to Tennessee law, our Operating Agreement and applicable loan covenants and restrictions. By net cash flow, we mean our gross cash proceeds received less any portion, as determined by our governors in their sole discretion, used to pay or establish reserves for our expenses, debt payments, capital improvements, replacements and contingencies. If our financial performance and loan covenants permit, our Board will try to make cash distributions at times and in amounts that will permit our members to make income tax payments. If our financial performance and loan covenants permit, we intend to make distributions in excess of the amount necessary for unit holders to make income tax payments. Cash distributions are not assured, however, and we may never be in a position to make distributions. Whether we will be able to generate sufficient cash flow from our business to make distributions depends upon numerous factors, including:

•       Successful and timely completion of our proposed ethanol plant;

•       Required principal and interest payments on outstanding debt and compliance with applicable loan covenants;

•       Our ability to operate our plant efficiently and generate profits;

•       Our ability to control operating costs;

•       Adjustments and the amount of cash set aside for reserves, capital expenditures and unforeseen expenses;

•       State and federal regulations and subsidies, and support for ethanol generally, which can impact our financial performance and the cash available for distributions; and

•       General demand for ethanol and distillers grains.

Under Tennessee law, we cannot make distributions to members if, after the distribution, we would not be able to pay our debts as they become due or our liabilities, excluding liabilities to our members on account of their capital contributions, would exceed our assets.

If any capital units are transferred during a fiscal year, all profits, losses, and other items attributable to the transferred capital units will be divided and allocated between the transferor and the transferee by taking into account their interests during the year. We will make any distributions on or before the transfer date to the transferor, and we will make all distributions after the transfer date to the transferee. If we do not receive proper documentation of a transfer, we will make distributions, if any, to the owner of the units as shown in our books and records.

Securities Authorized for Issuance under Equity Compensation Plans

We previously granted options to our then governors, James Baxter Sanders, James K. Patterson, Flavius Allen Barker, Michael D. Miller, James L. Byford, Ph.D., William H. Latimer, III, Phillip E. Pinion and Tom W. Wade, Jr., and one executive officer, Gary L. West, to purchase up to 55,884 units each (for a total of 502,956 units) at an exercise price of approximately $0.45 per unit. The options were subject to forfeiture if the holder did not continuously serve as a governor or officer up through closing on our project financing. The options vested on closing on project financing in January 2007 and by their terms were to remain exercisable for a period of five years thereafter. All of these options were exercised in full in January 2007, other than the option to purchase up to 55,884 units granted to Mr. West.

The following table presents information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our capital units were authorized for issuance.

	Number of units to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by securities holders	502,956	$0.45	—
Total	502,956	$0.45	—

Further, in consideration of their individual $125,000 personal guarantees of our $1,000,000 unsecured line of credit, we granted options to our then governors, Messrs. Sanders, Patterson, Barker, Miller, Byford, Latimer, Pinion and Wade, to

purchase up to 279,419 units each (for a total of 2,235,352 units), at an exercise price of approximately $0.45 per unit. These options vested immediately and by their terms were to remain exercisable for a period of five years after closing on project financing. These options were not subject to forfeiture. All of these options were exercised in full in January 2007. These options are not included in the above table.

Use of Proceeds

The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (Registration No. 333-130815), as amended, for the initial public offering of our capital units effective on June 15, 2006. We commenced the offering promptly thereafter. We registered a total of 31,175,000 capital units with an aggregate gross offering price of $62,350,000, or $2.00 per unit. We received and accepted subscriptions for a total of 31,155,000 units ($62,310,000) in the offering before closing the subscription period on January 19, 2007. Our officers and managers offered and sold the units without the assistance of an underwriter. Upon our breaking of escrow and receipt in full of the $62,310,000 of offering proceeds on January 23, 2007, we completed the sale of the 31,155,000 units and the offering was terminated.

From June 15, 2006 (the effective date of the Registration Statement) to December 31, 2006, we incurred no expenses for our account in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders’ fees, or expenses paid to or for underwriters. Other (and total) expenses incurred during this period for our account in connection with the issuance and distribution of the units were an estimated $45,000. None of these payments were direct or indirect payments to our governors, officers or their associates, persons owning 10% or more of any class of our equity securities or our affiliates.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

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

The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (Registration No. 333-130815), as amended, for the initial public offering of our capital units effective on June 15, 2006. We commenced the offering promptly thereafter. We registered a total of 31,175,000 capital units with an aggregate gross offering price of $62,350,000, or $2.00 per unit. We received and accepted subscriptions for a total of 31,155,000 units ($62,310,000) in the offering before closing the subscription period on January 19, 2007. Our officers and managers offered and sold the units without the assistance of an underwriter. Upon our breaking of escrow and receipt in full of the $62,310,000 of offering proceeds on January 23, 2007, we completed the sale of the 31,155,000 units and the offering was terminated.

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

Site Purchase

We had entered into a site purchase option contract with Obion Grain Co., Inc. to purchase a 230-acre green field site near Obion, Tennessee on which to locate our proposed ethanol plant. The site is located on Canadian National Railroad’s mainline coming south out of Chicago, Illinois. We completed a Phase I Environmental Site Assessment of the site, which revealed no evidence of on-site or off-site recognized environmental conditions.

In December 2006, we closed on the purchase of the 230-acre intended plant site as contemplated by the site purchase option contract.  The property was acquired by us  in exchange for the issuance of  575,000 capital units, valued at $1,150,000.

Under the option contract, we agreed that we will not proceed with the development or construction of an ethanol plant in western Tennessee or western Kentucky other than on the purchased site. This means that if we are going to build an ethanol plant in the area, it will need to be located on the purchased site.

Obion Grain Co. retained ownership of approximately ten acres of land next to the purchased site, and may erect and operate a grain elevator on this land. If so, we have agreed to grant Obion Grain Co. permission to enter onto the purchased site and a limited right to use the rail loop track improvements that we intend to construct on the purchased site for purposes of grain elevator operations, so long as that use does not interfere with our ethanol facility operations. The parties have agreed to review on an annual basis an equitable sharing of maintenance costs of the rail loop track based on Obion Grain Co.’s usage.

Under the purchase option contract, we had also agreed to certain corn procurement provisions. However, in December 2006, we also entered into a corn purchasing agreement with Obion Grain Co. This agreement expressly superseded the provisions regarding corn procurement under the site purchase option contract.

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

Having recently closed on our debt and equity financing and completed our preliminary site work, we expect to spend the next approximately 18 months constructing the ethanol plant. Following completion of the ethanol plant, we expect to reach guaranteed performance criteria and specifications within 30 days.

Employees

We may hire a construction manager to assist us during the construction phase of our operations. Our plan is to hire the members of our management team approximately 3-9 months prior to anticipated plant start-up, with the remainder of our employees starting 30-60 days before plant start-up. We intend to hire a plant management team that has demonstrated processing and/or manufacturing facility experience in their respective areas of responsibility. On-site training and assistance before and during plant start-up is part of our design-build contract, as well as continued assistance following when we achieve performance criteria for a period up to 6 months.

We currently have three employees. Upon completion of the ethanol plant, we expect to have 36-41 employees, of which 25-30 will be in ethanol production operations, and 11 in general management and administration. We will not maintain an internal sales organization, but will instead rely upon third-party buyers and marketers to buy or market the ethanol and distillers grains that we produce. Accordingly, our principal operations will be the general management of our business and the operation of the ethanol plant. We anticipate that we will need the following personnel to handle these functions:

Position	Number of Employees
General Manager	1
Plant Manager	1
Operations Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Maintenance Supervisor	1
Maintenance Personnel and Technicians	4
Shift Supervisors	4
General Plant Operations Personnel	15-20
Office Staff	4
Total	36-41

Our Financing Plan

We estimate that we will need a total of approximately $158,977,000 to finance our ethanol plant project, including construction of our proposed ethanol plant and funding for start-up operations. Actual project costs may vary significantly from this estimate due to a variety of factors, including those described under “Risk Factors” in Item 1 (Description of Business) and elsewhere in this report. Having closed on our debt and equity financing, we believe we have sufficient funds to cover our estimated costs through start-up operations. We plan to use our equity capital, grant proceeds and debt financing to pay for site improvements and utility infrastructure costs, construct the ethanol plant and finance organizational, financing and start-up costs, including our pre-production costs and our initial inventories of corn, chemicals, yeast, denaturant, and ethanol and distillers grains.

As of December 31, 2006, we had raised a total of approximately $2,077,000 in seed capital, which we have used to fund our organization and operations, and received a capital contribution of land valued at $1,150,000. In January 2007, we received an additional $66,050,000 in equity financing through the completion of our public offering and our prior escrow offering, as well as option exercises and employee subscriptions. Also in January 2007, we arranged for financing through CoBank of up to $90,000,000 in senior secured debt, consisting of a $60,000,000 term loan and a $30,000,000 revolving term loan.

We estimate that we will receive approximately $900,000 in total grant proceeds. We have been awarded a $150,000 matching grant from U.S. Department of Agriculture, Rural Development, to assist us with the development and construction of the ethanol plant. We also believe that we will be eligible to receive a $750,000 Tennessee Economic Development Agency grant for which we plan to apply. We may also be eligible for other federal or state grants. However, we have not been awarded any additional grants and we cannot assure you that we will receive any additional grant proceeds.

The following table shows our estimated sources of funds from our inception until the ethanol plant is built and we begin operations. These figures are estimates only and the actual sources of funds may vary significantly from those described below.

Estimated Sources of Funds

Equity	$69,276,500
Grants	900,000
Equity and grants	70,176,500
Debt financing	88,800,000
Total	$158,976,500

The following table shows our estimated uses of funds from our inception until the ethanol plant is built and we begin operations. These figures are estimates only and the actual uses of funds may vary significantly from those described below. The information is based on the financing plans discussed above. Further, costs and expenses associated with the ethanol plant could be much higher due to a variety of factors, including those described under “Risk Factors” in Item 1 (Description of Business) and elsewhere in this report.

Estimated Uses of Funds

Plant construction(1)	$111,305,000
Additional grain storage(1)	2,500,000
Grain handling upgrade(1)	540,000
Land	1,150,000
Site development costs(2)	6,230,000
Rail infrastructure	5,873,000
Administrative building	340,000
Office equipment	60,000
Computers, software and network	140,000
Construction insurance costs	125,000
Construction manager fee	100,000
Construction performance bond	425,000
Construction cost escalation for CCI increases to March 2007	4,790,000
Construction contingency	2,762,500
Fire protection and water supply	910,000
Water treatment system	2,000,000
Capitalized interest(3)	1,500,000
Rolling stock	400,000
Financing costs(4)	925,000
Organization costs	2,151,000
Pre-production period costs	750,000
Start up costs:
Working capital	7,950,000
Inventory—corn	2,000,000
Inventory—chemicals and ingredients	500,000
Inventory—work in process—ethanol	2,500,000
Inventory—work in process—distillers grains	550,000
Inventory spare parts—process equipment	500,000
Total	$158,976,500

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

(3)             Because we intend to capitalize all of our interest expenses and not make any payments on our debt financing until we begin start-up operations, we estimate that by the time we begin start-up operations, capitalized interest, net of interest income earned on offering proceeds, will total approximately $1,500,000.

(4)             We estimate that our financing costs for our debt financing will total approximately $925,000. Financing costs includes lender commitment fees, as well as out-of-pocket expenses such as title insurance, legal fees, appraisal costs and filing fees.

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

Under the design-build agreement, Fagen will perform all services in connection with the engineering, design, procurement, construction start-up, testing and training for the operation and maintenance of the plant, and provide all material, equipment, tools and labor necessary to complete the plant in accordance with the terms of the design-build agreement. As full consideration for the services and costs incurred under the design-build agreement, we will pay Fagen a contract price of approximately  $114,345,000, which does not include water pretreatment system and fire protection system to be provided by Fagen pursuant to a separate agreement currently being negotiated by us and Fagen. The contract price is also subject to increase based upon the percentage increase in the construction cost index from September 2005, which equates to an additional approximately $4,790,000 based on the index value as of March 2007. By an agreement between us and Fagen Engineering, LLC, we have engaged Fagen Engineering for engineering services for a fee of $92,500, which is to be included in the contract price under the design-build agreement or paid by us if Fagen does not receive the written notice to proceed described below.

As part of the contract price, the original design-build agreement contemplated our paying an $8,000,000 mobilization fee as soon as permitted by our organizational documents and other agreements and, at the latest, at the earlier of financial closing or Fagen’s acceptance of the notice to proceed. Under a recent amendment, the mobilization fee increased to $24,000,000, which was paid less 10% retainage in March 2007. The mobilization fee represents a partial pre-payment of the contract price. We are also obligated to make monthly payments for work performed and not paid for during a previous period.

Under the design-build agreement, Fagen must achieve substantial completion of the project no later than 545 days after the date a notice to proceed is given. The agreement does not allow us to deliver the notice to proceed until we have acquired title to the real estate on which the plant will be constructed, certain engineering and site work is completed, we have obtained certain permits, sales tax exemptions and evidence of insurance, and we have achieved financial closing by the execution of final loan documents and related agreements to providing financing for the plant. A valid notice to proceed cannot be given until Fagen provides us with a written notification of acceptance. Following receipt of the notice to proceed from us, Fagen must notify us of either acceptance or denial within 10 days. The original design-build agreement provided that if the notice to proceed is not received by April 30, 2007, the agreement may be terminated at Fagen’s sole option. However, under a recent amendment, this deadline is to be extended to December 31, 2007 if by April 30, 2007 we have fulfilled the above requirements other than the completion of certain site work which we are diligently proceeding with and we have paid the mobilization fee.

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

We expect Mr. Patterson and The Patterson Group to continue acting as our Chief Executive Officer and our Chief Financial Officer until we hire permanent replacements. In exchange for these services, we issued Mr. Patterson 223,535 capital units, and agreed to pay additional compensation as follows:

•       A fee of $1,500 per week;

•       A deferred payment of $189,000 paid in January 2007 upon our closing on financing for the proposed plant; and

•       A one-time bonus of $189,000 paid in January 2007 upon our closing on financing for the proposed plant.

We also agreed to reimburse Mr. Patterson for reasonable out-of-pocket expenses related to the performance of the services.

Harold Coffey Construction, Inc.

In December 2006, we entered into a contract with Harold Coffey Construction, Inc. for the performance of site preparation work required for our ethanol plant project. Under the contract, Coffey Construction, the contractor, will be performing both our plant site excavation work (Phase I) and a significant portion of our rail track excavation work (Phase II).

Prior to the commencement of each phase, the contractor is to prepare and deliver a schedule of the work included within the phase, to be updated periodically.  Phase I is to be substantially completed within approximately 112 days from the date we deliver a notice to proceed, with extensions to be granted for work modifications, weather or other site conditions or unforeseeable causes.  Once Phase I has been substantially completed and we authorize the removal of the soils removed as part of Phase I and used as engineering weight and otherwise stockpiled for use in Phase II, and we give a notice to proceed on Phase II, Phase II is to be substantially completed within approximately 135 days (again subject to extension).

All pricing is to be done on an agreed per-unit basis for each of the contemplated elements of the work.  Based on the unit prices, we have estimated the total costs of Phase I at approximately $4,476,000 and of Phase II at approximately $2,800,000. Work is to be billed on a monthly basis, subject to our retainage of 10% of the amount billed until the work is half-way completed and then reduced to 5%.  Upon full and timely completion of each phase, we are to pay the retainage for each phase with the final payment for the work included in each phase.

The contract also contains provisions regarding supervision and subcontracting, inspections and testing, corrections of defective work, change orders, insurance requirements, indemnification and dispute resolution.

We may terminate the contractor’s services in the event of its bankruptcy or similar circumstances, its failure to supply suitable workers, materials or equipment, its failure to make prompt payment to subcontractors or suppliers, its disregard for applicable laws or our authority, its falling materially behind the project schedule without an acceptable plan to return to schedule, or its other violation of the contract documents.  Then, upon completion of the work, in the event the unpaid balance of the contract price exceeds the completion costs incurred by owner, we must pay the excess to the contractor. Or, if the completion costs exceed the unpaid balance, the contractor would be required to pay the difference to us.  Conversely, the contractor may terminate the contract if we are in default.

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

Liquidity and Capital Resources

As of December 31, 2006, we had approximately $53,000 in cash and total assets of approximately $2,113,000. Because we had not yet completed the sale of units in our public offering, that total assets amount includes approximately $560,000 of deferred offering costs related to the public offering, which costs will be netted against the offering proceeds in subsequent financial statements. As of December 31, 2006, we had raised a total of approximately $2,077,000 in seed capital, which we have used to fund our organization and operations, and received a capital contribution of land valued at $1,150,000. In January 2007, we received an additional $66,050,000 in equity financing through the completion of our public offering and our prior escrow offering, as well as option exercises and employee subscriptions.

As of December 31, 2006, we had total liabilities of approximately $676,000. Since our inception through December 31, 2006, we had an accumulated deficit of approximately $1,999,000. Total members’ equity as of December 31, 2006 was approximately $1,437,000. Since our inception, we have generated no revenue from operations.

In August 2005, we entered into a line of credit agreement with a bank. We may advance up to $1,000,000 under this line of credit until its expiration in August 2007. The line of credit is secured by the limited guarantees of our eight governors in the amount of $125,000 each. As of December 31, 2006, we had borrowings outstanding of approximately $500,000 under the line of credit. Currently, there are no borrowings outstanding under the line of credit. In addition, we have obtained an approximately $169,000 letter of credit under this line of credit agreement in order to secure anticipated future obligations to a third party service provider that we have hired to construct the natural gas delivery infrastructure which will be needed for plant operations.

We have arranged for financing through CoBank of up to $90,000,000 in senior secured debt, consisting of a $60,000,000 term loan and a $30,000,000 revolving term loan. An annually renewable seasonal line of credit of up to $5,000,000 will also be made available. The debt is secured by substantially all of our assets. The term loan and revolving term loan are subject to a common credit agreement with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements. The financing terms are as follows:

•             We are required to make quarterly principal payments on the term loan of $2,250,000 from May 2009 through August 2015.  Beginning with the fiscal year ending 2008 and ending with the fiscal year 2012, we are also required to make special principal payments equal to 75% of our excess cash flow, not to exceed $4,000,000 per fiscal year and an aggregate total of $13,000,000.  The special payments will be applied to the quarterly payments in reverse order of maturity.  The remaining unpaid balance of the term loan is due November 2015.

•             The revolving term loan is subject to reducing commitments beginning May 2016. Accordingly, we are required to make semi-annual principal payments of $4,500,000 from May 2016 through November 2018, and a final $3,000,000 principal payment in May 2019. In addition, if the term loan discussed above is repaid prior to its maturity date, we must begin repaying the revolving term loan six months after the term loan repayment.

•             Any unpaid principal balance on the line of credit is due October 2009.

•             Initially, all outstanding balances are to accrue interest at a variable rate equal to CoBank’s base variable rate plus 0.25%, convertible into fixed rate loans at a rate of LIBOR plus 3.15%. These rates may be reduced by 0.25% following plant start-up and completion of the making of the $13,000,000 in annual special payments.

•             Arrangement (origination) fees are computed based on 0.75% of all amounts borrowed. Other fees are to include unused commitment fees on any unused portion of the revolving term loan and the line of credit commitments at annual rates of 0.5% and 0.4%, respectively, $30,000-$40,000 in annual administration fees, and a 2% penalty if we refinance any commitments prior to the third anniversary of plant start-up.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ethanol Grain Processors, LLC
Obion, Tennessee

We have audited the accompanying balance sheet of Ethanol Grain Processors, LLC (a development stage company), as of December 31, 2006 and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception (October 28, 2004) to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ethanol Grain Processors, LLC, (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception (October 28, 2004) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Minneapolis, Minnesota
April 2, 2007

Item 7.   Financial Statements.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Balance Sheet

December 31,
2006
ASSETS
Current Assets
Cash	$52,820
Prepaid expenses	30,921
Total current assets	83,741

Property and Equipment
Land	1,154,400
Administration building	18,993
Office equipment	37,144
Vehicles	21,941
Construction in progress	147,979
1,380,457
Less accumulated depreciation	(20,717)
Net property and equipment	1,359,740

Other Assets
Deferred offering costs	559,989
Deferred financing costs	109,698
Total other assets	669,687

Total Assets	$2,113,168

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Line of credit	$500,000
Accounts payable	166,861
Accrued expenses	3,905
Current portion of capital lease obligation	3,423
Total current liabilities	674,189

Capital lease obligation, less current portion	1,503

Commitments and Contingencies

Members’ Equity
Member contributions, 4,836,692 units outstanding at December 31, 2006	3,226,500
Options granted in connection with guarantees	210,000
Deficit accumulated during development stage	(1,999,024)
Total members’ equity	1,437,476

Total Liabilities and Members’ Equity	$2,113,168

Notes to Financial Statements are an integral part of this Statement.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Statement of Operations

	Year Ended	Year Ended	From Inception
	December 31,	December 31,	(October 28, 2004)
	2006	2005	to December 31, 2006

Revenues	$—	$—	$—

Operating Expenses
Professional fees	609,042	323,860	946,838
Organizational	—	210,135	253,579
General and administrative	232,748	364,229	738,488
Total	841,790	898,224	1,938,905

Operating Loss	(841,790)	(898,224)	(1,938,905)

Other Income (Expense)
Grant revenue	150,000	—	150,000
Interest income	—	2,098	2,098
Other income	9,152	10	9,162
Interest expense	(127,235)	(94,144)	(221,379)
Total	31,917	(92,036)	(60,119)

Net Loss	$(809,873)	$(990,260)	$(1,999,024)

Weighted Average Units Outstanding	4,277,445	2,465,126	3,117,923

Net Loss Per Unit	$(0.19)	$(0.40)	$(0.64)

Notes to Financial Statements are an integral part of this Statement.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)
Period from October 28, 2004 (Date of Inception) to December 31, 2006

Statement of Changes in Members’ Equity

Balance - October 28, 2004 (date of inception)	$—

Capital contributions - 4,471 units, $.45 per unit, October 2004	2,000

Equity units issued for services, 223,535 units, $.45 per unit, October 2004	100,000

Units subscribed - 1,710,043 units, $.45 per unit	765,000
Less units subscribed receivable	(276,667)
Units subscribed	488,333

Net loss	(198,891)

Balance - December 31, 2004	$391,442

Collection of units subscribed receivable	276,667

Capital contributions - 525,307 units, $.45 per unit, January 2005	235,000

Equity units issued for services, 223,535 units, $.45 per unit, July 2005	100,000

Value of 2,235,352 options issued for guarantee of line of credit, August 2005	210,000

Capital retired - 157,592 units, $.45 per unit, August 2005	(70,500)

Capital rescissions - 167,651 units, $.45 per unit, September 2005	(75,000)

Capital contributions - 1,900,048 units, $.54 per unit, December 2005	1,020,000
Less units subscribed receivable	(830,000)
Units subscribed	190,000

Net loss	(990,260)

Balance - December 31, 2005	$267,349

Collection of units subscribed receivable	830,000

Equity units issued for land, 575,000 units, $2.00 per unit, December 2006	1,150,000

Net loss	(809,873)

Balance - December 31, 2006	$1,437,476

Notes to Financial Statements are an integral part of this Statement.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Statement of Cash Flows

	Year Ended	Year Ended	From Inception
	December 31,	December 31,	(October 28, 2004)
	2006	2005	to December 31, 2006

Cash Flows from Operating Activities
Net loss	$(809,873)	$(990,260)	$(1,999,024)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	12,716	8,001	20,717
Consulting fees exchanged for membership units	—	100,000	200,000
Deferred offering costs written off for failed offering attempt	—	131,835	131,835
Amortization of debt discount	122,500	87,500	210,000
Change in assets and liabilities:
Prepaid expenses	(17,806)	(12,015)	(29,821)
Accounts payable	(43,927)	14,921	50,678
Accrued expenses	3,905	—	3,905
Advance payable to Ethanol Grain Processors Cooperative	—	(32,000)	—
Net cash used in operating activities	(732,485)	(692,018)	(1,411,710)

Cash Flows from Investing Activities
Payment for land options	—	—	(1,100)
Capital expenditures	(5,220)	(66,491)	(71,711)
Payments for construction in process	(132,580)	—	(132,580)
Net cash used in investing activities	(137,800)	(66,491)	(205,391)

Cash Flows from Financing Activities
Proceeds on line of credit, net	449,515	50,485	500,000
Member contributions	—	235,000	237,000
Collection of units subscribed	830,000	466,667	1,785,000
Payments for rescinded and retired units	—	(145,500)	(145,500)
Payments for deferred offering costs	(357,896)	(149,573)	(600,738)
Payment for deferred financing costs	(100,000)	—	(100,000)
Principal payments on capital lease obligation	(3,176)	(2,665)	(5,841)
Net cash provided by financing activities	818,443	454,414	1,669,921

Net Increase (Decrease) in Cash	(51,842)	(304,095)	52,820

Cash — Beginning of Period	104,662	408,757	—

Cash — End of Period	$52,820	$104,662	$52,820

Supplemental Disclosure of Noncash Investing Activities and Financing Activities
Capital lease obligation incurred for equipment	$—	$10,767	$10,767
Construction costs included in accounts payable	$15,399	$—	$15,399
Deferred offering costs included in accounts payable	$91,086	$75,738	$91,086
Deferred financing costs included in accounts payable	$9,698	$—	$9,698
Equity units exchanged for consulting services	$—	$—	$200,000
Equity units exchanged for land	$1,150,000	$—	$1,150,000
Options issued for line of credit guarantee	$—	$210,000	$210,000

Notes to Financial Statements are an integral part of this Statement.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ethanol Grain Processors, LLC (a development stage Tennessee limited liability company to be located near Obion, Tennessee) was organized to pool investors to build a 100 million gallon natural gas powered ethanol plant.  The total cost of the project, including the construction of the ethanol plant and start-up expenses is expected to approximate $159,000,000.  As of December 31, 2006, the Company is in the development stage with its efforts being principally devoted to organizational and equity raising activities.

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

Property and Equipment

Property and equipment is stated at the lower of cost or estimated fair value.  Depreciation and amortization are provided over estimated useful lives by the use of the straight line method.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  Present value of capital lease obligations are classified as long term debt and the related assets are included in property and equipment.  Amortization of property and equipment under capital lease is included in depreciation expense.

The Company capitalizes construction costs and construction period interest until the assets are placed in service.  The Company had no capitalized interest related to construction in progress for the year ended December 31, 2006.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

Deferred Financing Costs

Costs associated with the January 2007 issuance of loans are recorded as deferred financing costs.  Financing costs will be amortized over the life of the loan using the effective interest method.  There were no amortization expenses related to the deferred financing costs in fiscal 2006 or 2005.

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

Fair Value of Financial Instruments

The carrying value of cash and payables approximates their fair value.

It is not currently practicable to estimate fair value of the Company’s line of credit.  This agreement contains certain unique terms, conditions, covenants, and restrictions, as discussed in Note 2.  There are no readily determinable similar instruments on which to base an estimate of fair value.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.

Prior to the adoption of SFAS No. 123R, the Company had accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and the related interpretations.  In accordance with the modified prospective method, the Company’s financial statements for prior periods have not been restated to reflect the adoption of SFAS No. 123R.  Under this transition method, there was no compensation expense recognized during the year ended December 31, 2006 and 2005 which reflected (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The following table represents the effect on net loss if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

For the year ending December 31, 2005:

2005
Net loss, as reported	$(990,260)
Less: stock-based compensation expense determined under fair value based methods for all awards	(87,500)
Plus: stock-based compensation expense determined under fair value based methods for all awards	87,500
Pro forma net loss	$(990,260)

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

Recently Issued Accounting Pronouncements

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

2.  LINE OF CREDIT

In August 2005, the Company entered into a line of credit agreement with a bank. The Company may draw up to $1,000,000 until expiration in August 2007.  Interest is payable monthly at .65% below Wall Street Journal Prime Rate, 7.6% at December 31, 2006. The agreement is secured by the limited guarantees of each of the eight board of governor members in the amount of $125,000.  As of December 31, 2006, there was $500,000 outstanding on the line of credit.

In July 2006, the Company issued a $169,000 letter of credit against the line of credit in favor of its natural gas transportation company discussed in Note 9.  This letter of credit will expire in July 2007.

In exchange for guaranteeing the line of credit agreement, each governor was issued an option to purchase 279,419 membership units at $.45 per unit for a total of 2,235,352 units.  The options vest immediately and expire five years from the date of financial closing.  The fair value of these options in the amount of $210,000 was recorded as a debt discount at August 31, 2005 and was amortized to interest expense over the term of the guarantee.  The additional interest expense related to this amortization was $122,500 and $87,500 for the years ending December 31, 2006 and 2005, respectively.  The debt discount was fully amortized at December 31, 2006.

3.  MEMBERS’ EQUITY

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

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

The Company prepared a Form SB-2 Registration Statement, declared effective June 15, 2006, with the Securities and Exchange Commission (SEC) for a minimum of 25,000,000 membership units up to a maximum of 31,175,000 membership units for sale at $2 per unit with a minimum of 10,000 units per investor.  In September 2006, the Company filed a post effective amendment, declared effective December 2006, to include a new investment agreement.  The offering was closed on January 23, 2007 with the Company receiving subscriptions for 31,175,000 units for approximately $62,350,000.

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

One of the founding members, the former Chief Executive Officer of the Company, received 223,535 units of membership valued at $100,000 in 2004, in exchange for various contributions to the Company in efforts to organize and develop the Company.  In August 2005, the former Chief Executive Officer resigned from his position and is no longer employed by the Company.  The former Chief Executive Officer sold 67,061 units to another founding member and the Company purchased 157,592 units which included the initial contribution of $500 at a cost of $70,500.  Based on matters concerning the former Chief Executive Officer, the Company made a rescission offer to its first seed round investors to repurchase their membership interest for the original purchase price plus interest in September 2005. The rescission offer was open for a 30 day period from the date of receipt of the offer of rescission letter dated September 2, 2005.  The rescission period closed with the Company receiving acceptance of the rescission offer from five seed round investors holding 167,651 units with an original purchase price totaling $75,000.  During October 2005, the Company paid $80,600 including approximately $5,600 of accrued interest, to repurchase these units.

In December 2005, the Company received a promissory note from a related party, a member, in exchange for 558,538 units at $.54 per unit for $300,000 of capital.  The promissory note states that the principal balance shall be due and payable in ten, unequal installments, with the first five installments of $5,000 due monthly beginning December 1, 2005 and ending on April 1, 2006, and then five installments of $55,000 due monthly beginning May 1, 2006 and ending on September 1, 2006.  In addition, the entire remaining unpaid principal balance will be due and payable at maturity on September 1, 2006.  During 2006, the balance was paid in full.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

In December 2005, the Company received a promissory note from a related party, the general contractor and a member, in exchange for 1,341,210 units at $.54 per unit for $720,000 of capital.  The promissory note states that the principal balance shall be due and payable in eleven installments.  The first installment of $120,000 was due and payable on December 1, 2005, and thereafter ten equal installments of $60,000 per month, commencing on December 15, 2005 and continuing on the 15th of each month thereafter for a period of ten months, with the final payment of the entire remaining unpaid principal balance due and payable at maturity on September 15, 2006.  During 2006, the balance was paid in full.

In November 2005, the Company received an additional promissory note from the same general contractor and member discussed above in exchange for 1,250,000 units at $2.00 per unit for $2,500,000 of capital.  The promissory note states that a $50,000 deposit be placed in an escrow account and the principal balance shall be due and payable at financial closing.  Subsequent to year end, the remaining principal balance was paid to the escrow account.

In October 2006, the Company entered into an investment agreement with an unrelated party to subscribe for, and purchase, 20,002,500 units at $2.00 per unit for a minimum total investment of $40,005,000.  In accordance with the public offering, 10% of the anticipated subscription, $4,000,500, has been deposited into a separate escrow account.  The Company then filed a post effective amendment with the Securities and Exchange Commission and had its members approve certain amendments to its operating agreement.  In addition, prior subscriptions in the public offering were confirmed based on the information contained in the amendment.  During the confirmation process, 4,697,500 units were rescinded for a total of $9,395,000.  In January 2007, the rescissions were paid out along with approximately $11,100 of interest.  Per the agreement, the remaining units less 20,000 units not subscribed to by new investors would be additional units subscribed by the unrelated party.  After the rescissions, an additional 4,761,500 units for $9,523,000 was subscribed to by the unrelated party in January 2007.  With certain exceptions, the agreement may be terminated by either party if the above conditions are not met within ninety days.

4.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows:

December 31,
2006
Financial statement basis of total assets	$2,113,168

Organizational costs expensed for financial reporting purposes	1,904,557

Taxable income tax basis of total assets	$4,017,725

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

5.  STOCK BASED COMPENSATION

The Company granted options to each of the governors and certain members of management to purchase 55,884 units each at an exercise price of $.45 per unit for a total of 502,956 units. The options vest at financial closing and will remain exercisable for a period of five years thereafter. The options are subject to forfeiture if the governor does not continuously remain a governor up to financial closing.

The fair value of all options are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005; dividend yield and expected volatility of 0%; risk-free interest rate of 3.65 to 4.06%; and expected lives of approximately 6 years.  There were no stock options granted during 2006.

The following table summarizes the activity for outstanding employee and non-employee stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Balance at December 31, 2005	2,738,308	$0.45
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	—	—
Balance at December 31, 2006	2,738,308	$0.45	4.63	$4,244,377
Vested and exercisable as of December 31, 2006	2,738,308	$0.45	4.63	$4,244,377
Vested and expected to vest as of December 31, 2006	2,738,308	$0.45	4.63	$4,244,377

(1)             The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2006, which was our offering price of $2.00 per unit.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

6.  GRANTS

In November 2005, the Company received a United States Department of Agriculture Value-Added Producer Grant in the amount of $150,000.  The Company matched the grant funding with an amount equal to $150,000 in compliance with all terms as outlined in the grant agreement.  As of December 31, 2006, the Company has recognized $150,000 as grant revenue.

7.  LONG-TERM DEBT

In January 2007, the Company entered into a credit agreement with a financial institution to partially finance the construction of the plant.  Under the credit agreement, the lender has provided a construction term loan for $60,000,000, a revolving construction term loan of $30,000,000 and a revolving line of credit of $5,000,000.  The loans are secured by substantially all assets.

For all three loans, the Company is required to pay interest monthly on the unpaid balance in accordance with one or more of the following interest rate options:  agent base variable rate plus 0.25%, quoted fixed per annum rate or a fixed rate of LIBOR plus 3.15%.  The quoted rate or LIBOR rates may only be fixed on increments of $500,000 or in multiples thereof not to exceed a total of ten fixes at any one time.  The Company shall select the applicable rate option at the time of each loan request.  Once the Company has completed the $13,000,000 in free cash flow payments, the interest rate parameters will be decreased from plus 0.25% to 0.0% for the agent base variable rate option and from plus 3.15% to plus 2.90% for the LIBOR fixed rate option.

The construction term loan and revolving construction term loan described above are subject to a common credit agreement with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements.  Specific terms for each loan are as follows:

Construction term loan

The Company is required to make 26 quarterly principal installments of $2,250,000 plus accrued interest beginning on May 20, 2009 until August 20, 2015 with a final installment in an amount equal to the remaining unpaid balance on November 20, 2015.  In addition to the required payments, the Company, beginning with the fiscal year ending 2008 and ending with the fiscal year 2012, is required to make additional principal payments equal to 75% of the Company’s excess cash flow as defined in the loan agreement not to exceed $4,000,000 per fiscal year and an aggregate total of $13,000,000.  The payments will be applied to the principal installments in the reverse order of maturity.  The Company is required to pay a financing fee of approximately $450,000 at the time of execution of the loan agreement.  Prior to December 31, 2006, the Company prepaid $100,000 towards the anticipated financing fees.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

Revolving construction term loan

The Company is required to make semi-annual principal payments beginning on May 1, 2016 until May 1, 2019 of a reducing commitment amount as follows.

Payment Date	Commitment Amount

May 1, 2016	$25,500,000
November 1, 2016	21,000,000
May 1, 2017	16,500,000
November 1, 2017	12,000,000
May 1, 2018	7,500,000
November 1, 2018	3,000,000

In addition, if the construction term loan discussed above is repaid prior to its maturity date, the Company must begin repaying the revolving term loan six months after the repayment.  The Company is required to pay an arrangement fee of approximately $225,000 upon execution of the loan agreement which occurred in January 2007.  In addition, the Company agrees to pay a monthly commitment fee at a rate of 0.5% of the average daily unused portion of the commitment.

Revolving line of credit

The Company is required to pay interest monthly until October 1, 2009 when any unpaid principal balance is due.  The revolving line of credit is subject to a borrowing base.  The Company is required to pay a financing fee of approximately $37,500, which was paid in January 2007.   In addition, the Company agrees to pay a monthly commitment fee at a rate of 0.4% of the average daily unused portion of the commitment.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

8.  LEASES

The Company leases a mobile office under an operating lease which expires in June 2007. The agreement requires monthly payments of $400. The Company paid $7,500 for setup expenses in accordance with the terms of the lease.  As of December 31, 2006 and 2005, the Company has recorded rent expense of approximately $4,800 and $10,600, respectively.

The Company also leases a copier under a thirty-six month capital lease that will expire in May of 2008.  The imputed cost of approximately $10,800 is included on the balance sheet with accumulated amortization of approximately $5,900 as of December 31, 2006. The agreement requires monthly payments of approximately $300, including imputed interest at 7.5%.

Minimum lease payments for future years are as follows:

   Years Ending December 31,

2007	$3,676
2008	1,532
Total minimum lease payments	5,208
Less interest	(282)
Present value of minimum lease payments	$4,926

Capital lease obligation maturities are as follows:

   Years Ending December 31,

2007	$3,423
2008	1,503
$4,926

9.  COMMITMENTS AND CONTINGENCIES

Land contract

In December 2006, the Company exercised the option, with a company owned by several members, to purchase a total of approximately 230 acres of land at a total cost of approximately $1,150,000.  The Company issued 575,000 membership units valued at $2.00 as consideration for the transaction.  The remaining options on the alternative site were not exercised and were expensed in December 2005.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

Construction contract

In August 2006, the Company signed a lump-sum design-build agreement with a general contractor, a member of the Company, for approximately $114,300,000 subject to change based on the Construction Cost Index (CCI), published by Engineering News-Record Magazine, whereby changes in the CCI will correspondingly change the contract price.  Due to the increase in the CCI, the estimated contract price increase is approximately $4,800,000 more than the price stipulated in the design-build agreement.  This and future estimated increases have been provided for in the total project cost of $159,000,000.  As part of the contract, the Company will pay an $8,000,000 mobilization fee, subject to retainage payable when permitted and, at the latest, at the earlier of financial closing as the contractor’s acceptance of notice to proceed.  Monthly applications will be submitted for work performed in the previous period.  Final payment will be due when final completion has been achieved.  The design-build agreement includes a provision whereby the general contractor receives an early completion bonus for each day the construction is complete prior to 545 days after the date of the notice to proceed.  In addition, the agreement includes a provision whereby the contractor will have to pay liquidated damages per day to the Company for each day the construction is completed beyond the required final completion date not to exceed $1,000,000.  The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage.  The Company intends to begin operations in mid-2008.  The Company must provide a valid notice to proceed no later than April 30, 2007, otherwise the contractor may terminate the agreement.  Subsequent to year end, the contract was amended to change the mobilization fee to $24,000,000, to cap the CCI adjustments at April 2007 and delaying the notice to proceed to no later than December 31, 2007 before the contractor can terminate the agreement.

In May 2006, the Company entered into an agreement with an affiliate of the general contractor to provide preliminary design, engineering, procurement and construction services for the development and construction of the plant for a fixed fee of $92,500 plus reimbursable expenses.  Either party may terminate this agreement upon 20 days’ written notice.  The fees related to the agreement will be credited against the final design-build agreement.  As of December 31, 2006, the Company has incurred approximately $65,000 for these services.

In December 2006, the Company entered into an agreement with an unrelated party for Phase I (grading and drainage) and Phase II (rail spur track) for the site work for approximately $7,300,000 including change orders.  The agreement states that Phase I shall be substantially complete within 112 days from the notice to proceed and Phase II shall be substantially complete within 135 days from the notice to proceed.  Monthly applications will be submitted for work performed in the previous period subject to retainage in the amount of 10% until the work is 50% complete and 5% thereafter  Final payment will be due when final completion of each phase has been achieved.  Work began in January 2007 and is expected to be completed in March 2007.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

Consulting contracts

In July 2004, the Company entered into an agreement with an unrelated party for environmental consulting services.  The agreement was amended in April 2005 for additional environmental permitting assistance.  The agreement requires payment on a time and material basis which management estimates to be $107,000. The agreement may be terminated by either party upon 30 days written notice.  As of December 31, 2006, the Company has incurred approximately $68,000 for these services with approximately $5,200 included in accounts payable.

In March 2005, the Company entered into a consulting agreement with an unrelated party for finance assistance and contract negotiation services. The agreement requires a commitment fee of $25,000 along with weekly payments of $1,500 until closing of the equity campaign and a one-time bonus of $125,000 upon closing of the debt financing.  Subsequent to year end, the Company closed on the debt financing and paid the $125,000 bonus.  In addition, the Company has agreed to reimburse all reasonable, ordinary and necessary expenses incurred in performance of its duties, up to a maximum of $2,500 per person per week.  The Company may also engage the party to provide other services for a fee of $375 per day.  The agreement can be terminated by the party upon fourteen days prior written notice, but the Company may only terminate the agreement for cause.  As of December 31, 2006, the Company has incurred approximately $67,000 for these services.

In July 2005, the Company entered into a management consulting agreement with a related party to provide management services in the capacity of the Chief Executive Officer and Chief Financial Officer.  During the term of this agreement, a consulting fee of $1,500 per week is to be paid weekly upon presentation of invoices for services.  In addition, a deferred compensation amount of $189,000 and a bonus of $189,000 shall be due and payable at financial closing of the project.  Subsequent to year end, the Company closed on the debt financing and paid the $378,000 bonuses.  The agreement is for the period from the effective date of the agreement until the Company hires a permanent Chief Executive Officer.  The Company may terminate the agreement at any time effective immediately, only if the related party is in breach of contract.  The related party may terminate the agreement with a 60-day written notice given to the Company.  Effective July 2005, the Company issued 223,535 membership units valued at $.45 per unit to the Chief Executive Officer.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

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

In August 2006, the Company entered into a definitive contract to deliver natural gas to the plant for the period from May 1, 2008 to March 31, 2018 at a discounted rate of $.20 per Dekatherm (Dt) subject to a maximum daily quantity of 9,400 Dt.  The Company has a $169,000 letter of credit against their current line of credit in favor of its natural gas provided as discussed in Note 2.

Marketing agreements

In February 2007, the Company entered into a marketing agreement with an unrelated party for the sale of all of the ethanol the Company is expected to produce.  The Company agrees to pay the buyer a certain percentage based on a pricing matrix under the pooling method of the sales price for certain marketing, storage, and transportation costs.  The agreement commences on the date of the agreement and continues for three years from the first day of the delivery of ethanol.  The agreement will automatically renew for one year terms thereafter unless terminated by either party with at least one year written notice.

In February 2007, the Company entered into a marketing agreement with an unrelated party to purchase all of the distillers grains the Company is expected to produce.  The buyer agrees to pay the Company 98% of the FOB plant price for all dried distillers, 96% of the FOB plant price for all wet distillers and $2.00 per ton for all solubles, subject to a minimum of $1.50 per ton.  The agreement commences on the first day of production and continues for one year.  The agreement will continue thereafter until terminated by either party with at least 120 days’ written notice.

ETHANOL GRAIN PROCESSORS, LLC
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

Corn purchasing agreement

In December 2006, the Company entered into a corn purchase agreement with a related party to be the exclusive provider of all corn in Obion County, Tennessee and the seven (7) counties in Tennessee and Kentucky contiguous thereto.  The Company has committed to purchasing a maximum of 3,500,000 bushels of corn annually in multiples of 5,000 bushels at 12% above the seller’s actual cost of corn including delivery to the plant.  The agreement continues until either party ceases operations or by mutual consent.

Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, James K. Patterson, has evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, Mr. Patterson has concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.   Other Information.

None.

PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With
Section 16(a) of the Exchange Act.

Our Board of Governors manages our business and affairs. The number of governors is set at 11. As indicated in the table below, certain of these governors are subject to appointment by members owning a majority of our outstanding units or otherwise owning blocks of 3,000,000 units or more. The remaining seats on the board that are not subject to a right of appointment will be subject to election by the remaining members. However, in order to preserve continuity of governance and harmonious transition from the initial Board, the initial Board designated from among themselves the governors to serve in the elected seats following the breaking of escrow. The terms of these designated governors to the elected seats are be staggered such that, beginning in 2009, our members will elect one-third (or as nearly as possible) of the non-appointed members of the Board of Governors annually.

The names, ages, addresses and certain biographical information regarding our current governors and executive officers are set forth below.

Name	Age	Position	Term Expires/Appointed

John Mullins	39	Governor, Chairman	Appointed

James K. Patterson	57	Governor, Chief Executive Officer, Chief Financial Officer	Term expires 2011

Mike Willis	38	Governor, Vice Chairman	Appointed

Dave Geary	39	Governor, Treasurer	Appointed

James L. Byford, Ph.D.	63	Governor, Secretary	Term expires 2010

Michael King	40	Governor	Appointed

William H. Latimer, III	68	Governor	Term expires 2011

Michael D. Miller	58	Governor	Appointed

Michael Odai	36	Governor	Appointed

Alain Treuer	36	Governor	Appointed

Tom W. Wade, Jr.	73	Governor	Term expires 2009

Gary L. West	50	Chief Operating Officer	Non-governor

Biographies

John Mullins. Mr. John Mullins has served on the Board of Governors since January 2007. Mr. Mullins has been employed as Chief Executive of Bioverda Limited since 2005. Bioverda is a 100% wholly owned subsidiary of NTR plc, both companies being registered and incorporated in Ireland. Bioverda was established to develop, own and operate sustainable bio-energy businesses focussing on the following sectors: methane (landfill gas and coal mine methane), biogas (large scale anaerobic digestion) and biofuels (biodiesel and bioethanol). NTR is a leading Irish private sector developer and operator of public infrastructure with businesses including toll road operations, Greenstar (a fully integrated waste management company operating in Ireland and the UK), Celtic Anglian Water (a water services company), Irish Broadband (telecommunications) and Airtricity (Europe’s largest independent wind farm developer). Prior to his current role with Bioverda, Mr. Mullins worked as a Business Development Director at Greenstar.

James K. Patterson. Mr. James K. Patterson, through contract with The Patterson Group, LLC, has provided us organizational, administrative and financial consulting services since February 2005, and has served as our Chief Financial Officer since May 2005 and as our Chief Executive Officer since July 2005. Mr. Patterson is the founder of The Patterson Group, a consulting firm that he formed to provide organizational, administrative and financial consulting services, and has served as its President since October 2003. He has also served as President of The Woods Group, LLC since January 2000. The Woods Group is a merchant banking firm specializing in mergers and acquisitions, corporate finance and strategic planning. Mr. Patterson’s experience also includes over 25 years of experience in senior management positions in both public and privately owned companies, including approximately 15 years of banking experience in which he has served as Chief Executive Officer, a member of the Board of Directors and a member of the executive committee, the loan committee and the investment committee of various banks in Tennessee. He also has extensive experience in the data protection services industry, having served for 11 years on the Board of the industry’s national and international trade associations. During this time, he also served as one of four Regional Vice Presidents in the United States for the Data Protection Services division of Iron Mountain, Inc., a large information management company, and as a key member of Iron Mountain’s mergers and acquisitions team. Mr. Patterson is a graduate of Middle Tennessee State University, where he holds a Bachelor of Science degree in Finance and Administration. He is also a graduate of the Tennessee Banker’s School at Vanderbilt University and the Graduate School of Banking of the South at Louisiana State University.

Mike Willis. Mr. Mike Willis has served on the Board of Governors since January 2007. Mr. Willis is a Principal of Virgin Fuels. Since 2005, Mike has worked at Virgin Management Limited in London working with several of the Virgin portfolio companies internationally in managing their growth at the senior management and Board levels and assisting those businesses in effecting corporate finance transactions.

Dave Geary. Mr. Dave Geary has served on the Board of Governors since January 2007. Mr. Geary has been employed as Finance Director of Bioverda since 2005. Prior to that, he was the Group Treasurer at NTR.

James L. Byford, Ph.D. Mr. James L. Byford has served on the Board of Governors since our inception. He is Dean of the College of Agriculture and Applied Sciences at the University of Tennessee, Martin, a position he has held since October 1987. Mr. Byford has earned numerous awards and honors, including, most recently, the 2004 Lifetime Conservation Achievement Award from the Tennessee Department of Environment and Conservation and the 2004 Tennessee VIP Award from the Future Farmers of America (FFA). He also serves on numerous industry-related boards, including the Tennessee Council of Cooperatives, University of Tennessee Press Editorial Board, the MeadWestvaco Forest Industries Advisory Board, and the West Tennessee River Basin Authority Board. Mr. Byford has authored several publications and research papers on wildlife, forestry and conservation. He is a graduate of the University of Tennessee, Martin, where he holds a Bachelor of Science degree in General Agriculture. He also holds a Ph.D. from Auburn University in Wildlife, Forestry and Fisheries.

Michael King. Mr. Michael King has served on the Board of Governors since January 2007. Mr. King has been employed as Chief Operations Officer of NTR since June 2000.

William H. Latimer, III. Mr. William H. Latimer, III has served on our Board of Governors since January 2005. He is the principal of Bill Latimer Investments, Inc., an investment company specializing in commodities trading, a position he has held for 20 years. He is a director of Obion Grain and Dyersburg Elevator. He is also a Trustee of Blue Cross Blue Shield of Tennessee, a position he has held for the past 25 years. Mr. Latimer has also served as Chairman of Administrative Board of the First United Methodist Church of Union City, Tennessee. He has also served as a member of the Union City School Board, to which he was elected to serve three four-year terms. Mr. Latimer is a former First Lieutenant with the United States Army and a graduate of the University of Tennessee, where he holds a Bachelor of Science degree in Industrial Engineering.

Michael D. Miller. Mr. Michael D. Miller has served on the Board of Governors since January 2005. He serves as the General Manager and Secretary of Obion Grain and Dyersburg Elevator, positions he has held for 30 years. Mr. Miller has served as Vice-President and President of the Tennessee Grain and Feed Association, Vice-President and President of the Tennessee Crop Improvement Association and Vice-President and President of the Tennessee Foundation Seeds. Mr. Miller has served on the vestry of St. James Episcopal Church in Union City, Tennessee since 1990 and on the board of Southern Lease Management and Mississippi Valley Ag since June 2002. He is a graduate of the University of Tennessee, Martin, where he holds a Bachelor of Science degree in Agriculture. He also holds a Master of Science degree in Education from the University of Tennessee, Martin.

Michael Odai. Mr. Michael Odai has served on the Board of Governors since January 2007. Mr. Odai is General Counsel of Virgin Fuels.  He joined the Virgin Group in 2005 as General Counsel of Virgin Money Australia.

Alain Treuer. Mr. Alain Treuer has served on the Board of Governors since March 2007. Mr. Alain Truer is a Principal of Tellac Reuert Partners (TRP) S.A., an international investment company.

Tom W. Wade, Jr. Mr. Tom W. Wade, Jr. has served on the Board of Governors since January 2005. He has owned and operated Kenton Grain Company, Wade Gin Company, Dyer Grain Company and Como Grain and Feed Company for over 30 years. He has also been a principal owner of Humboldt Gin and Warehouse Company and Yorkville Gin Company since 1999. Mr. Wade has owned and operated a strawberry farming business in Kenton, Tennessee for the last 45 years. Mr. Wade’s other experiences include serving as President of the Tennessee Ginners Association, Charter President of the Tennessee Grain & Feed Association and President of the University of Tennessee National Alumni Association, the Pi Kappa Alpha Educational Foundation and the Obion County Industrial Board. Mr. Wade has also served as Chairman of the Board of First State Bank and Chairman of the Executive Committee of Community First Bancshares, the parent company of First State Bank. He also served as Chairman of the Tennessee delegation to the National Cotton Council and was a member of the Tennessee Council on Agriculture and Forestry and the Tennessee Board for Economic Growth. Mr. Wade has been the Vice-Chairman of the Gibson County Railroad Authority since March 1984. Mr. Wade is a graduate of the University of Tennessee, Knoxville.

Gary L. West. Mr. Gary L. West has served as our Chief Operating Officer since May 2005, previously serving as our Chief Financial Officer since our inception. Mr. West has held various positions in agricultural and livestock industries for over 20 years. Prior to enrolling full-time in a Master’s degree in Business program from January 2003 to May 2004, Mr. West worked for InterGlobal Waste Management, Inc. as a corporate sales manager for Aquaculture Industry Pond Monitoring Systems from October 2000 until November 2002, developing marketing plans and budgets and acting as liaison between product development and farmers. Mr. West is a graduate of Mississippi State University, where he holds a Bachelor of Science degree in Agricultural Engineering, Technology and Business. He also holds a Master’s degree in Business from the University of Tennessee, Martin.

Code of Ethics

We have not adopted a code of ethics because we do not yet have significant operations.

Item 10.   Executive Compensation.

Members of our Board of Governors receive a per diem of $150 per half day and $300 per full day for attending meetings and carrying out duties on our behalf. Mr. Byford will not receive any per diems for serving on our Board of Governors while he is employed by the public education system in the State of Tennessee. In addition, Board members such as Mr. Patterson who are compensated for providing day-to-day services do not receive per diem payments for serving on the Board. Members of our Board are also reimbursed for reasonable expenses incurred in carrying out their duties as governors, including mileage reimbursement for travel to duly held meetings.

We compensate Mr. Patterson for his services as our Chief Executive Officer and Chief Financial Officer as described under Item 6 (Management’s Discussion and Analysis or Plan of Operation) under the heading “Development Services Providers—The Patterson Group, LLC.” We compensate Mr. West for his services to us at an annual salary of $60,000, payable in accordance with our payroll practices.

We also previously granted options to our then governors and Mr. West to purchase up to 55,884 units each (for a total of 502,956 units) at an exercise price of approximately $0.45 per unit. The options were subject to forfeiture if the holder did not continuously serve as a governor or officer up through closing on our project financing. The options vested on closing on project financing in January 2007 and by their terms were to remain exercisable for a period of five years thereafter. All of these options were exercised in full in January 2007, other than the option to purchase up to 55,884 units granted to Mr. West.

Further, in consideration of their individual $125,000 personal guarantees of our $1,000,000 unsecured line of credit, we granted options to our then governors, Messrs. Sanders, Patterson, Barker, Miller, Byford, Latimer, Pinion and Wade, to purchase up to 279,419 units each (for a total of 2,235,352 units), at an exercise price of approximately $0.45 per unit. These options vested immediately and by their terms were to remain exercisable for a period of five years after closing on project financing. These options were not subject to forfeiture. All of these options were exercised in full in January 2007.

The following table shows, for the fiscal years ended December 31, 2006 and 2005, the compensation of James K. Patterson, our Chief Executive Officer since July 2005, and Alvin D. Escue, our Chief Executive Officer from inception until July 2005. None of our other executive officers had total compensation in excess of $100,000 for either fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary		Stock Awards		Option Awards	Total
James K. Patterson	2006	$78,000	(1)	$—		$—	$78,000
Chief Executive Officer (current)	2005	65,900	(1)	100,000	(2)	—	165,900

Alvin D. Escue	2005	25,000		—		—	25,000
Chief Executive Officer (former)

(1)             Mr. Patterson was not employed by us during either fiscal year, instead providing services to us under a management consulting agreement.

(2)             Represents 223,535 units issued to Mr. Patterson, valued at $100,000, the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year.

The following table contains information concerning outstanding equity awards held by James K. Patterson as of  December 31, 2006, the only individual named in the summary compensation table who held any outstanding equity awards as of  that date.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Units Underlying Unexercised Options—Unexercisable		Option Exercise Price ($/Unit)	Option Expiration Date
James K. Patterson	55,884	(1)(2)	$0.45	indeterminate	(1)

(1)             As of December 31, 2006, these options were unvested and subject to forfeiture if Mr. Patterson did not continuously serve as a governor or officer up through closing on our project financing. The options vested on closing on project financing in January 2007 and by their terms were to remain exercisable for a period of five years thereafter. All of these options were exercised in full in January 2007.

(2)             Excludes an option for the  purchase up to 279,419 units granted to Mr. Patterson in connection with his personal guarantee of a portion of our unsecured line of credit.

The following table presents information regarding the compensation of the individuals other than James K. Patterson who served as governors during the fiscal year ended December 31, 2006.

Governor Compensation

Name	Fees Earned or Paid in Cash	Total
James Baxter Sanders	$1,650	$1,650
Flavius Allen Barker	1,650	1,650
Michael D. Miller	1,650	1,650
James L. Byford, Ph.D.	—	—
William H. Latimer, III	1,650	1,650
Phillip E. Pinion	1,650	1,650
Tom W. Wade, Jr.	1,350	1,350

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information concerning the beneficial ownership of our units as of March 23, 2007 for each person known to us to beneficially own more than 5% of our outstanding units, each of our governors, each of our executive officers, and all governors and executive officers as a group.

We currently have 39,944,116 units outstanding and we have granted options to purchase up to a total of 55,884 additional units, for a total of 40,000,000 units on a fully-diluted basis. All unit and per unit amounts discussed or presented in this section and elsewhere in this report reflect a 2.23535-to-1.0 split of our capital units and options to acquire capital units outstanding as of March 15, 2006.

The beneficial ownership percentages are based on 39,944,116 units issued and outstanding. In determining the number of units beneficially owned by an individual or entity and the percentage ownership of that individual or entity, units underlying options beneficially owned by that individual or entity are also deemed outstanding. These units are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity.

Unless otherwise indicated and subject to community property laws where applicable, each unit holder named in the table below has sole voting and investment power with respect to the units shown opposite such unit holder’s name.

	Units Beneficially Owned
Name	Number	Percent

Governors and Executive Officers
John Mullins	—	—%
James K. Patterson	558,838	1.4
Mike Willis	—	—
Dave Geary	—	—
James L. Byford, Ph.D.	504,072	1.3
Michael King	—	—
William H. Latimer, III(1)(2)	3,457,373	8.7
Michael D. Miller(1)(3)	2,156,494	5.4
Michael Odai	—	—
Alain Treuer	—	—
Tom W. Wade, Jr.	1,058,838	2.7
Gary L. West(4)	103,032	*
All executive officers and governors as a group(9 persons)(1),(4)	6,216,577	15.5

Other 5% Beneficial Owners
VBV LLC(5)	24,764,000	62.0
Obion Grain Co., Inc.(6)	4,550,635	11.4
Fagen Energy, Inc.(7)	2,591,210	6.5
James Baxter Sanders(1)(8)	2,180,908	5.5

*                    Less than 1%.

(1)             Includes 1,398,535 units held by Obion Grain Co., Inc. and 223,535 units held by Dyersburg Elevator Company, Inc. Mr. Latimer, Mr. Miller and Mr. Sanders hold 36.0%, 6.0% and 8.1%, respectively, of the outstanding shares of common stock of each of Obion Grain Co. and Dyersburg Elevator Company. Each of these individuals also serves as a director of each of these entities, and Mr. Miller and Mr. Sanders both also serve as officers of each of these entities.

(2)             Mr. Latimer’s address is 201 West Main Street, Suite E, Union City, TN 38261.

(3)             Mr. Miller’s address is 516 North 7th Street, Obion, TN 38240.

(4)             Includes options granted to Mr. West to purchase up to 55,884 units at an exercise price of approximately $0.45 per unit.

(5)             VBV LLC’s address is 65 Bleecker Street, New York, NY 10012.

(6)             Includes all units beneficially owned by Mr. Latimer, Mr. Miller and Mr. Sanders, and 223,535 units held by Dyersburg Elevator Company, Inc., all of which persons have elected to be affiliated with Obion Grain Co., Inc. for governor appointment purposes. Obion Grain Co., Inc.’s address is 6th at Palestine, Obion, TN 38240.

(7)             Fagen Energy, Inc.’s address is 501 W. Highway 212, P.O. Box 159, Granite Falls, MN 56241.

(8)             Mr. Sanders’ address is 1034 Troy Hickman Road, Troy, TN 38260.

Item 12.   Certain Relationships and Related Transactions, and Director Independence.

We have engaged in transactions with related parties. Although we believe that these transactions were in our best interests, we cannot assure you that these transactions were entered into on terms as favorable to us as those that could have been obtained in an arms-length transaction. We may also engage in transactions with related parties in the future. Conflicts of interests arise when we transact business with related parties. All unit and per unit amounts discussed or presented in this section and elsewhere in this report reflect a 2.23535-to-1.0 split of our capital units and options to acquire capital units outstanding as of March 15, 2006.

Formation Transactions

Our founders Alvin D. Escue (our former Chief Executive Officer and General Manager), James L. Byford, Phillip E. Pinion (Messrs. Byford and Pinion are currently members of our Board of Governors), and Mr. Gary L. West (currently our Chief Operating Officer), each purchased 1,118 capital units for a purchase price of $500 upon the formation of our company. We also issued to Mr. Escue 223,535 capital units in consideration for non-cash capital contributions of development assets that we valued at $100,000, consisting of land option rights, studies, reports, letters of intent with vendors and suppliers and marketers, and our business plan and related goodwill. In addition, we paid Mr. Escue approximately $44,000 for out-of-pocket expenses incurred on our behalf prior to our organization in connection with the development of our business plan. Of the 224,653 units issued to Mr. Escue in these formation transactions, 67,061 were later resold to Michael D. Miller for a purchase price of $30,000 and the remaining 157,592 were redeemed for a purchase price of $70,500. See “—Escue Separation Agreement” below.

Seed Offerings

In January 2005, the following persons participated in a private placement of our units:

Name	Number of Units Purchased	Consideration Paid
James Baxter Sanders	223,535	$100,000
Michael D. Miller	67,060	30,000
Tom W. Wade, Jr.	223,535	100,000
James L. Byford, Ph.D.	167,651	75,000
Phillip E. Pinion	55,883	25,000
Gary L. West	33,530	15,000
Obion Grain Co., Inc.	223,535	100,000
Dyersburg Elevator Company, Inc.	223,535	100,000

In December 2005, the following persons participated in an additional private placement of our units:

Name	Number of Units Purchased	Consideration Paid
Fagen Energy, Inc.	1,341,210	$720,000
Ethanol Capital Management, LLC	558,837	300,000

Private Escrow Offering

In December 2005, we entered into an agreement with Fagen Energy, Inc. under which Fagen Energy subscribed for an additional 1,250,000 units for a purchase price of $2,500,000. We closed on the prior escrow offering and issued the units in January 2007.

Option Grants

We granted options to our then governors, James Baxter Sanders, James K. Patterson, Flavius Allen Barker, Michael D. Miller, James L. Byford, Ph.D., William H. Latimer, III, Phillip E. Pinion and Tom W. Wade, Jr., and one executive officer, Gary L. West, to purchase up to 55,884 units each (for a total of 502,956 units) at an exercise price of approximately $0.45 per unit. The options were subject to forfeiture if the holder did not continuously serve as a governor or officer up through closing on our project financing. The options vested at closing on project financing in January 2007 and were to remain exercisable for a period of five years thereafter.

Further, in consideration of their individual $125,000 personal guarantees of our $1 million unsecured line of credit, we granted options to our then governors, Messrs. Sanders, Patterson, Barker, Miller, Byford, Latimer, Pinion and Wade, to purchase up to 279,419 units each (for a total of 2,235,352 units), at an exercise price of approximately $0.45 per unit. The options vested immediately and were to remain exercisable for a period of five years after closing on our project financing. The options were not subject to forfeiture.

Escue Separation Agreement

In connection with the termination of the employment of Alvin D. Escue, our former Chief Executive Officer, we entered into a separation agreement with Mr. Escue in August 2005, under which each party agreed to release all claims against the other party. In addition, Mr. Escue agreed to not compete with us in west Tennessee until successful start-up of the our proposed ethanol plant. In consideration for his release and his agreement not to compete, we agreed to redeem Mr. Escue’s entire membership interest (represented by 157,592 units) for a purchase price of $70,500. We closed on this redemption transaction in September 2005.

Site Option Agreement with Obion Grain Co., Inc.

We entered into a site purchase option contract with Obion Grain Co., Inc. to purchase a 230-acre green field site on which to locate our proposed ethanol plant. Each of Obion Grain Co. and its affiliate, Dyersburg Elevator Company, hold 223,535 of our capital units. In addition, three of our governors, James Baxter Sanders, Michael D. Miller and William H. Latimer, are significant shareholders and directors of Obion Grain and Dyersburg Elevator Company, and Mr. Sanders serves as President of each entity and Mr. Miller serves as General Manager and Secretary of each entity.

The purchase price for the property was $5,000 per acre, or $1,150,000 for all 230 acres. In December 2006, we purchased the property by issuing 575,000 units (valued at $2.00 per unit) to Obion Grain Co.

The site purchase option contract contains other material terms and conditions, including a requirement that we buy a substantial portion of our required corn from Obion Grain Co. and a covenant that we will not proceed with the development or construction of an ethanol plant in western Tennessee or western Kentucky other than on the option site. See “Management’s Plan of Operation—Site Option Agreement.”

Consulting Agreement with The Patterson Group, LLC

We have entered into an agreement with The Patterson Group, LLC and its principal, Mr. James K. Patterson, to provide us financial related administrative services and overall management services. Under the agreement, Mr. Patterson will serve as our Chief Executive Officer and Chief Financial Officer on a full-time basis and manage our day-to-day financial matters. We have issued Mr. Patterson 223,535 units (valued at $100,000) as partial compensation for his duties and responsibilities. For more information on the terms of this agreement, please “Development Services Providers—The Patterson Group, LLC” under Item 6 (Management’s Discussion and Analysis or Plan of Operation).

Design-Build Agreement with Fagen, Inc.

We have entered into a design-build agreement with Fagen, Inc. We have also engaged Fagen Engineering, LLC for related engineering services. For more information on the terms of these agreements, see “Development Services Providers—Fagen, Inc.” under Item 6 (Management’s Discussion and Analysis or Plan of Operation). An affiliate of Fagen,

Fagen Energy, Inc., holds 2,591,210 of our capital units. We have no other existing or contemplated relationships with Fagen, Fagen Engineering, Fagen Energy or their affiliates.

Conflicts of Interest

Conflicts of interest exist and may arise in the future because of the relationships between and among our officers, governors, affiliates and us, their interests in other ethanol projects or competing businesses, and the fact that we have entered into and may from time to time in the future enter into transactions with our officers, governors and affiliates. Conflicts of interest could cause our officers and governors to put their own personal interests ahead of ours. We cannot assure you that transactions we enter into with related parties will be on terms as favorable to us as those that could have been obtained in an arms-length transaction. Disputes may arise concerning transactions we enter into with related parties, and it is possible that our officers, governors and their affiliates may receive a more favorable resolution than an unaffiliated third party would receive. However, the Board of Governors may not receive any rebates or kickbacks by causing us to transact business with a particular supplier, vendor or customer, nor may the Board cause us to enter into reciprocal business arrangements to circumvent the conflicts of interest and investment restrictions guidelines of the North American Securities Administrators Association.

Our Board of Governors has adopted a resolution specifying that we may not make any loans or forbearances to company officers, governors or controlling persons, except for loans or forbearances (1) described in Section 0780-4-2-.06(4)(k) of the Rules of the Tennessee Department of Commerce and Insurance, Division of Securities and (2) that are allowed under (and approved and made in accordance with) our Operating Agreement and applicable federal and state law.

Although we intend to examine all conflicts that may arise from time to time, we cannot assure you that conflicts of interest will not harm our business or reduce the value of your units. We currently have not established any formal procedures to evaluate or resolve any conflicts of interest. Our Operating Agreement and Tennessee law provides certain specific approval mechanisms regarding transactions with our governors and their affiliates. In addition, all future transactions with our affiliates are to be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the governors including the majority of the disinterested governors.

Conflicts of interest could arise, among others, in the situations described below:

•       We may engage in transactions with our officers, governors and affiliates for the purchase of corn and sale of distillers grains.

•       We may compete for corn against Obion Grain Co., Dyersburg Elevator Company and the Tom Wade Companies. One of our governors, Mr. Tom W. Wade, Jr., is a principal shareholder, officer and director of the Tom Wade Companies. Tom Wade Companies operates several elevator facilities in neighboring communities of Obion, Tennessee. Obion Grain Co. operates a local elevator in Obion, Tennessee and several additional elevator facilities in neighboring communities. Dyersburg Elevator Company operates an elevator facility in Dyersburg, Tennessee.

•       Our governors and executive officers hold units and options. Their decisions regarding the operation of our business will affect the amount of cash available for distribution to themselves and our other members. They also receive compensation for their services, and will continue to make decisions regarding their own compensation in the future.

•       VBV holds a majority of our capital units and controls our board of governors. VBV and its affiliates also has and may become the majority or minority investors in various other ethanol plant projects. The interests of VBV and its affiliates as a result of these other investments and relationships may not always coincide with our interests as a company or with the interests of other unit holders.  These conflicts of interests could cause VBV to put its interests ahead of ours.

•       Our governors must devote sufficient time to our business and affairs, but are free to serve, in any capacity the governor deems appropriate, any other person or entity, including another ethanol business. Our management contract with Mr. Patterson and The Patterson Group, however, prohibits Mr. Patterson from competing with us in west Tennessee or western Kentucky during his contract term with us and for a period of one year thereafter. Our governors and our officers may experience conflicts of interest in allocating their time and attention between us and other businesses. Our governors may also acquire financial or other incentives in other businesses. None of our officers or governors are currently involved, or have plans to become involved, with another ethanol business.

Director Independence

We have not determined that any of our governors are independent by reference to NASDAQ Rule 4200(a)(15) or would be independent by reference to NASDAQ audit committee standards.

Item 13.        Exhibits.

Exhibit Number	Exhibit Title

3.1

Articles of Organization (incorporated herein by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form SB-2 filed December 14, 2006 (SEC File No. 333-130815))

3.2

Amended Operating Agreement (incorporated herein by reference to Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form SB-2 filed December 14, 2006 (SEC File No. 333-130815))

4.1

Form of Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form SB-2 filed December 14, 2006 (SEC File No. 333-130815))

4.2

Form of Subscription Agreement (incorporated herein by reference to Exhibit 4.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form SB-2 filed December 14, 2006 (SEC File No. 333-130815))

4.3	Escrow Agreement (incorporated herein by reference to Exhibit 4.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form SB-2 filed May 5, 2006 (SEC File No. 333-130815))

4.4

Form of Confirmation Notice and Election Form (incorporated herein by reference to Exhibit 4.4 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form SB-2 filed December 5, 2006 (SEC File No. 333-130815))

10.1

Agreement with the Patterson Group, LLC and Mr. James K. Patterson (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed December 30, 2005 (SEC File No. 333-130815))

10.2	Form of Option Grant (compensation options) (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed December 30, 2005 (SEC File No. 333-130815))

10.3	Form of Option Grant (guarantee options) (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed December 30, 2005 (SEC File No. 333-130815))

10.4

Subscription Agreement with Fagen Energy, Inc. (seed capital) (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 filed December 30, 2005 (SEC File No. 333-130815))

10.5

Subscription Agreement with Ethanol Capital Management, LLC (seed capital) (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 filed December 30, 2005 (SEC File No. 333-130815))

10.6

Subscription Agreement with Fagen Energy, Inc. (prior escrow offering) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 filed December 30, 2005 (SEC File No. 333-130815))

10.6.1

Amendment to Subscription Agreement with Fagen Energy, Inc. (prior escrow offering) (incorporated herein by reference to Exhibit 10.6.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed March 27, 2006 (SEC File No. 333-130815))

10.7	Credit Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 filed December 30, 2005 (SEC File No. 333-130815))

10.7.1

Renewal of Credit Agreement (incorporated herein by reference to Exhibit 10.7.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed October 24, 2006 (SEC File No. 333-130815))

10.8

Land Purchase Option with Obion Grain Co., Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 filed December 30, 2005 (SEC File No. 333-130815))

10.9	[Intentionally Omitted]

10.10

Agreement for Professional Services with Antioch International, Inc. (incorporated herein by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed March 27, 2006 (SEC File No. 333-130815))

10.11

Consulting Agreement with BioEnergy Capital Consultants, LLC (incorporated herein by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed March 27, 2006 (SEC File No. 333-130815))

10.12

Service Agreement with RTP Environmental Associates, Inc. (incorporated herein by reference to Exhibit 10.12 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed March 27, 2006 (SEC File No. 333-130815))

10.13

Energy Management Agreement with U.S. Energy Services, Inc. (incorporated herein by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed March 27, 2006 (SEC File No. 333-130815))

10.14

Agency Authorization Agreement with U.S. Energy Services, Inc. (incorporated herein by reference to Exhibit 10.14 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed March 27, 2006 (SEC File No. 333-130815))

10.15	[Intentionally Omitted]

10.16	[Intentionally Omitted]

10.17

Consulting Agreement with Thomas D. Williamson, DBA Transportation Consultants Co. (incorporated herein by reference to Exhibit 10.17 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form SB-2 filed June 5, 2006 (SEC File No. 333-130815))

10.18

Design-Build Agreement with Fagen, Inc. (incorporated herein by reference to Exhibit 10.18 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed October 24, 2006 (SEC File No. 333-130815))

10.19

Engineering Services Agreement with Fagen Engineering, LLC (incorporated herein by reference to Exhibit 10.19 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed October 24, 2006 (SEC File No. 333-130815))

10.20

License Agreement with ICM, Inc. (incorporated herein by reference to Exhibit 10.20 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed October 24, 2006 (SEC File No. 333-130815))

10.21

Investment Terms Agreement with Virgin Group Holdings Limited and Bioverda Limited (incorporated herein by reference to Exhibit 10.21 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed October 24, 2006 (SEC File No. 333-130815))

10.22

Service Agreement with Trunkline Gas Company, LLC (incorporated herein by reference to Exhibit 10.7.1 to Post-Effective Amendment No. 22 to the Company’s Registration Statement on Form SB-2 filed October 24, 2006 (SEC File No. 333-130815))

10.23

Commitment Letter with CoBank, ACB and Farm Credit Services of Mid-America (incorporated herein by reference to Exhibit 10.23 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form SB-2 filed December 14, 2006 (SEC File No. 333-130815))

10.24

Corn Purchasing Agreement with Obion Grain Co., Inc. (incorporated herein by reference to Exhibit 10.24 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form SB-2 filed December 29, 2006 (SEC File No. 333-130815))

10.25

Site Preparation Work Contract with Harold Coffey Construction, Inc. (incorporated herein by reference to Exhibit 10.25 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form SB-2 filed December 29, 2006 (SEC File No. 333-130815))

31	Certification pursuant to Rule 15d-14(a) under the Exchange Act

32	Certification pursuant to Rule 15d-14(b) under the Exchange Act and 18 U.S.C. § 1350

Item 14. Principal Accountant Fees and Services.

Audit Fees. The audit fees billed for our fiscal years ended December 31, 2006 and 2005 were $101,600 and $69,500, respectively.  These fees covered professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, including our Registration Statement on Form SB-2 (Registration No. 333-130815) and both pre-effective and post-effective amendments thereto.

Prior to engagement of the principal accountant to perform audit services for us, the engagement was approved by our Board of Governors, which was acting as our audit committee at the time.

Audit-Related Fees, Tax Fees, and All Other Fees. There were no audit-related fees, tax fees, or other fees billed for these periods for products or services provided by our principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHANOL GRAIN PROCESSORS, LLC

By:	/s/ James K. Patterson
James K. Patterson
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Mullins	Governor, Chairman	April 2, 2007
John Mullins

/s/ James K. Patterson	Governor, Chief Executive Officer, Chief Financial Officer	April 2, 2007
James K. Patterson

Governor, Vice Chairman
Mike Willis

/s/ Dave Geary	Governor, Treasurer	April 2, 2007
Dave Geary

/s/ James L. Byford	Governor, Secretary	April 2, 2007
James L. Byford, Ph.D.

Governor
Michael King

/s/ William H. Latimer, III	Governor	April 2, 2007
William H. Latimer, III

/s/ Michael D. Miller	Governor	April 2, 2007
Michael D. Miller

Governor
Michael Odai

Governor
Alain Treuer

/s/ Tom W. Wade, Jr.	Governor	April 2, 2007
Tom W. Wade, Jr.